Form 10-Q
period 1995-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 1995-05-18
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                        FOR QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 2-82090

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES

                        A CALIFORNIA LIMITED PARTNERSHIP

                 I.R.S. EMPLOYER IDENTIFICATION NO. 95-3778627

                        9090 Wilshire Blvd., Suite 201,
                           Beverly Hills, CA.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                       Securities Registered Pursuant to
                       Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ---

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995




PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                     Consolidated Balance Sheets,
                            March 31, 1995 and December 31, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

                     Consolidated Statements of Operations,
                            Three Months Ended, March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

                     Consolidated Statement of Partners' Deficiency
                            Three Months Ended March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                     Consolidated Statements of Cash Flows
                            Three Months Ended March 31, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

       Item 2.  Management's Analysis and Discussion of Financial
                     Condition and Results of Operation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

       Item 6.  Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

       Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                                   1995              1994
                                                                               (Unaudited)         (Audited)
                                                                               -----------        -----------
INVESTMENTS IN AND ADVANCES TO
   LIMITED PARTNERSHIPS                                                        $ 5,145,924        $ 5,213,864

RENTAL PROPERTY, NET                                                             7,540,901          7,638,829

CASH AND CASH EQUIVALENTS                                                        5,076,526          5,072,944

CASH, RESTRICTED                                                                    84,900             84,900

SHORT-TERM INVESTMENTS                                                             125,000            125,000

RECEIVABLES FROM LIMITED PARTNERSHIPS                                              271,750            257,250

OTHER ASSETS                                                                       332,894            332,894
                                                                               -----------        -----------

      TOTAL ASSETS                                                             $18,577,895        $18,725,681
                                                                               ===========        ===========


                        LIABILITIES AND PARTNERS' DEFICIENCY

MORTGAGE NOTES PAYABLE                                                         $ 9,993,001        $ 9,993,001

NOTES PAYABLE                                                                    5,795,000          5,795,000

ACCRUED INTEREST PAYABLE                                                         4,947,190          4,834,545

ACCOUNTS PAYABLE                                                                   129,255            106,495

OTHER LIABILITIES                                                                  133,119            133,119
                                                                               -----------        -----------

                                                                                20,997,565         20,862,160

PARTNERS' DEFICIENCY                                                            (2,419,670)        (2,136,479)
                                                                               -----------        -----------

      TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                               $18,577,895        $18,725,681
                                                                               ===========        ===========





   The accompanying notes are an integral part of these financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)

                                                                             Three months       Three months
                                                                                 ended              ended
                                                                            March 31, 1995     March 31, 1994
                                                                            --------------     --------------
RENTAL OPERATIONS
   Revenues                                                                    $  678,959         $  706,021
                                                                               ----------         ----------

   Expenses:
      Operating expenses                                                          387,124            368,454
      Depreciation and amortization                                                97,928             94,744
      Interest expense                                                            254,370            255,026
                                                                               ----------         ----------
                                                                                  739,422            718,224
                                                                               ----------         ----------

      Loss From Rental Operations                                                 (60,463)           (12,203)
                                                                               ----------         ----------

PARTNERSHIP OPERATIONS
   Interest income                                                                 31,186             99,884
   Equity in income of limited partnerships and
     amortization of acquisition costs                                             93,000             29,000
   Distributions recognized as income                                                -               334,819
                                                                               ----------         ----------
                                                                                  124,186            463,703
                                                                               ----------         ----------

   Management fees                                                                133,873            156,030
   Interest expense                                                               129,913            129,913
   General and administrative                                                      83,128             80,245
                                                                               ----------         ----------
                                                                                  346,914            366,188
                                                                               ----------         ----------

   (Loss) income from Partnership Operations                                     (222,728)            97,515
                                                                               ----------         ----------

NET (LOSS) INCOME                                                              $ (283,191)        $   85,312
                                                                               ==========         ==========





   The accompanying notes are an integral part of these financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY

                       THREE MONTHS ENDED MARCH 31, 1995

                                  (Unaudited)


                                                          General             Limited
                                                          Partners            Partners              Total
                                                        ------------        ------------         ------------
PARTNERS' DEFICIENCY
   at January 1, 1995                                    $(372,554)         $(1,763,925)         $(2,136,479)


Net loss for the three months
   ended March 31, 1995                                     (2,832)            (280,359)            (283,191)
                                                         ---------          -----------          -----------


PARTNERS' DEFICIENCY
   at March 31, 1995                                     $(375,386)         $(2,044,284)         $(2,419,670)
                                                         =========          ===========          ===========





   The accompanying notes are an integral part of these financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)

                                                                                1995                 1994
                                                                            ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                         $ (283,191)          $   85,312
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Equity in (income) loss of limited partnerships                            (93,000)             (29,000)
     Depreciation and amortization                                               97,928               94,744
     Increase in receivables from limited partnerships                          (14,500)                -
     Decrease in other assets                                                      -                  87,500
     Increase (decrease) in:
     Accrued interest payable                                                   112,645               54,554
     Accounts payable                                                            22,760               16,499
                                                                             ----------           ----------
     Net cash (used in) provided by operating activities                       (157,358)             309,609
                                                                             ----------           ----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Distributions from limited partnerships
     recognized as a return of capital                                          160,940              158,122
                                                                             ----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         3,582              467,731

CASH AND CASH EQUIVALENTS, beginning of period                                5,072,944            5,010,767
                                                                             ----------           ----------

CASH AND CASH EQUIVALENTS, end of period                                     $5,076,526           $5,478,498
                                                                             ==========           ==========





   The accompanying notes are an integral part of these financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information as of December 31, 1994 and the following notes to the financial statements are condensed from that which would appear in the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1994 prepared by Real Estate Associates Limited VI and Subsidiaries (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.
         The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 1995 and the results of operations and changes in cash flows for the three months then ended.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Real Estate Associates Limited VI and its majority-owned general partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

         METHOD OF ACCOUNTING FOR INVESTMENT IN THE UNCONSOLIDATED LIMITED PARTNERSHIPS

         The investments in unconsolidated limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment account.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of unrestricted cash and bank certificates of deposit with maturities of three months or less. Restricted cash consist of tenants' security and escrow deposits and mortgage impounds.

         INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RENTAL PROPERTY AND DEPRECIATION

         Rental property is stated at cost. Depreciation is provided on the straight-line and accelerated methods over the estimated useful lives of the buildings and equipment. Pursuant to a purchase agreement in which the Partnership acquired its interest from withdrawing general partners, certain rental property was revalued to reflect the purchase price.

         Substantially all of the apartment units are leased on a month-to-month basis.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 29 limited partnerships as of March 31, 1995, and general partner interests in an additional two general partnerships. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds a general partner interest in one local general partnership and limited partner interests in seven local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly with REA III, in 36 local partnerships which own residential rental projects consisting of 3,063 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

         As of March 31, 1995, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

         In 1993, a limited partnership (Lincoln Mariner's Associates Limited) entered into a Loan Agreement with the City of San Diego to issue of new Mortgage Revenue Funding Bonds to refinance the mortgage and refund the bonds. The Partnership and N.C. Lincoln Company (an affiliate of the general partner of Lincoln Mariner's Associates Limited) each loaned Lincoln Mariner's Associates Limited $382,500, to pay the costs and expenses in connection with the refunding and refinancing. These loans bear interest at 12 percent per annum and will be fully amortized and paid by September 1, 1995.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

         Equity in losses of unconsolidated limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

         Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

         The following is a summary of the investment in unconsolidated limited partnerships as of March 31, 1995:

         Balance, beginning of period                                              $5,213,864

         Equity in income of limited partnerships                                      93,000

         Cash distributions recognized as a return of capital                        (160,940)
                                                                                   ----------
         Balance, end of period                                                    $5,145,924
                                                                                   ==========

         Selected unaudited operating information of the unconsolidated limited partnerships in which the Partnership has invested has been estimated as follows:

                                                          Three months         Three months
                                                             ended                 ended
                                                         March 31, 1995       March 31, 1994
                                                         --------------       --------------
      Income:
        Rental and other                                    $5,165,000           $5,091,000
                                                            ----------           ----------

      Expenses:
        Depreciation                                           880,000              892,000
        Interest                                             1,488,000            1,718,000
        Operating expenses                                   3,206,000            2,967,000
                                                            ----------           ----------
        Total expenses                                       5,574,000            5,577,000
                                                            ----------           ----------
      Net loss                                              $ (409,000)          $ (486,000)
                                                            ==========           ==========

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995


NOTE 3 - NOTES PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 percent and have principal maturities ranging from December 1996 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rented properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

NOTE 4 - MORTGAGE NOTES PAYABLE

         The mortgage notes have rates of 9.5 percent per annum with principal and interest payments due monthly. The notes have maturity dates ranging from September 1996 to January 1997.

         These notes are collateralized by the underlying rental properties.

NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for an annual management fee of approximately .5 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $134,000 and $156,000 for the three months ended March 31, 1995 and 1994, respectively.

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $10,933 has been paid and included in the Partnership's operating expenses.

NOTE 6 - CONTINGENCIES

         The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary source of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

         The Partnership has committed as of March 31, 1995 to investments requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made. The Partnership has no commitments regarding additional capital expenditures to the general partnerships which have been consolidated.

         There are no expectations that the Partnership will require the use of outside financing to finance any of its current or long term obligations.

         RESULTS OF OPERATIONS

         The Partnership was formed to provide various benefits to its partners as discussed in Item 1 in the annual 10-K report. It is anticipated that the local partnerships in which REAL VI has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer limited partner income taxes from capital gains by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to distribute to limited partners to enable the partners to pay applicable taxes.

         Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense decrease as mortgage principal is amortized, and as the Tax Reform Act of 1986 limits the deductions available.

         Rental revenues and expenses incurred to operate the rental properties are consistent with the prior year.

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (CONTINUED)

         Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

         The difference between showing a loss for the first quarter, 1995 and showing income for same period in 1994 is because no cash distribution was received in 1995 but a cash distribution received and recognized as income in 1994 from a limited partnership who had positive cash flow in 1993 due to refinancing its mortgage.

         Except for certificates of deposit and money market funds, the Partnership's investments are entirely from interests in other limited and general partnerships owning government assisted projects. Funds temporarily not required for such investments in projects are invested providing interest income as reflected in the statement of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

         The annual management fee, a recurring partnership expense, is payable to the corporate general partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The fee is payable beginning with the month following the Partnership's initial investment in a local partnership.

         Partnership operating expenses exclusive of management fees consist substantially of professional fees for services rendered to the Partnership and recurring general and administrative expenses. Such expenses are consistent with the prior year.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (CONTINUED)

         The Partnership, as a limited or general partner in the local partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The corporate general partner is a plaintiff or defendant in several suits, including the following related to REAL VI as of March 31, 1995.

Rhonda Harris v. HAPI Management Inc., The Carlton Arms Venture, Rosewood Apartments Corporation and Real Estate Associated Limited VI, Case No. CI90-7512, Circuit Court, 9th Judicial Circuit, Orange County, Florida. The Plaintiff is an acquaintance of a tenant. Plaintiff alleges that on August 13, 1990, while descending the outside wooden staircase one of the steps broke causing Plaintiff to fall down the remainder of the stairs. While the property has been foreclosed on, however the incident occurred prior to the foreclosure so this matter was turned over to the Partnership's insurer, Scottsdale Insurance Company. The Plaintiff is now alleging that she is experiencing seizures as a result of the fall. Currently no dollar amount has been demanded by the Plaintiff and no medical report or supporting evidence validating this claim has been submitted. Answers to Interrogatories and Production of Documents have been submitted to the opposing counsel. In the opinion of management, there is no material exposure to NAPICO or the Partnership.

Rosa Cunningham v. Drexel Park Apartments, Drexel Park Limited Partnership and (NAPICO), Case No. C-94-12276 OT, Circuit Court of Maryland, Anne Arundel County, Maryland. On May 2, 1994, the Plaintiff filed a lawsuit. Plaintiff alleges that on December 22, 1992, while exiting her apartment building, she slipped and fell on ice and/or snow. As a result of the fall, the Plaintiff sustained severe personal injuries both temporary and permanent. This matter has been sent to the Partnership's insurer and is not expected to result in any material exposure to NAPICO or the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 7 of regulation S-K.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                            (A LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             REAL ESTATE ASSOCIATES LIMITED VI AND
                             SUBSIDIARIES (a California limited partnership)


                             By:  National Partnership Investments
                                  Corp., General Partner


                             Date:                5/17/95
                                   -----------------------------------------


                             By:  /s/ BRUCE E. NELSON
                                  ------------------------------------------
                                  Bruce E. Nelson
                                  President



                             Date:                5/17/95
                                   -----------------------------------------



                             By:  /s/ SHAWN HORWITZ
                                  ------------------------------------------
                                  Shawn Horwitz
                                  Executive Vice President and
                                  Chief Financial Officer