Form 10-Q
period 1995-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 1995-08-21
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                        FOR QUARTER ENDED JUNE 30, 1995

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


                              Yes   X      No
                                  -----       -----

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995




PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                     Consolidated Balance Sheets,
                            June 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . 1

                     Consolidated Statements of Operations,
                            Six and Three Months Ended, June 30, 1995 and 1994  . . . . . . . . . . . . . . 2

                     Consolidated Statement of Partners' Deficiency
                            Six Months Ended June 30, 1995    . . . . . . . . . . . . . . . . . . . . . . . 3

                     Consolidated Statements of Cash Flows
                            Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . 4

                     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . 5

       Item 2.  Management's Analysis and Discussion of Financial
                     Condition and Results of Operation   . . . . . . . . . . . . . . . . . . . . . . . . . 9


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

       Item 6.  Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

       Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                           1995              1994
                                                                       (Unaudited)         (Audited)
                                                                       -----------        -----------
INVESTMENTS IN AND ADVANCES TO
   LIMITED PARTNERSHIPS                                                $ 5,148,802        $ 5,213,864

RENTAL PROPERTY, NET                                                     7,442,973          7,638,829

CASH AND CASH EQUIVALENTS                                                5,199,118          5,072,944

CASH, RESTRICTED                                                            84,900             84,900

SHORT-TERM INVESTMENTS                                                     125,000            125,000

RECEIVABLES FROM LIMITED PARTNERSHIPS                                      271,750            257,250

OTHER ASSETS                                                               332,894            332,894
                                                                       -----------        -----------

      TOTAL ASSETS                                                     $18,605,437        $18,725,681
                                                                       ===========        ===========


                     LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
   Mortgage notes payable                                              $ 9,993,001        $ 9,993,001
   Notes payable                                                         5,795,000          5,795,000
   Accrued interest payable                                              4,994,964          4,834,545
   Accounts payable                                                        112,888            106,495
   Other liabilities                                                       133,119            133,119
                                                                       -----------        -----------

                                                                        21,028,972         20,862,160

PARTNERS' DEFICIENCY                                                    (2,423,535)        (2,136,479)
                                                                       -----------        -----------

      TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                       $18,605,437        $18,725,681
                                                                       ===========        ===========





   The accompanying notes are an integral part of these financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                         Six months        Three months       Six months        Three months
                                            ended              ended             ended              ended
                                        June 30, 1995      June 30, 1995     June 30, 1994      June 30, 1994
                                        -------------      -------------     -------------      -------------
RENTAL OPERATIONS
Revenues                                   $1,351,948         $ 672,989        $1,366,686          $ 660,666
                                           ----------         ---------        ----------          ---------
Expenses:
Operating expenses                            770,422           383,298           757,874            389,420
Depreciation and amortization                 195,856            97,928           189,488             94,744
Interest expense                              508,541           254,171           509,890            254,864
                                           ----------         ---------        ----------          ---------
                                            1,474,819           735,397         1,457,252            739,028
                                           ----------         ---------        ----------          ---------

Loss From Rental Operations                  (122,871)          (62,408)          (90,566)           (78,362)
                                           ----------         ---------        ----------          ---------
PARTNERSHIP OPERATIONS
Interest income                                91,489            60,304           130,970             31,085
Equity in income of limited
  partnerships and amortization of
  acquisition costs                           186,000            93,000            58,000             29,000
Distributions recognized as income            225,183           225,183           475,059            140,240
                                           ----------         ---------        ----------          ---------
                                              502,672           378,487           664,029            200,325
                                           ----------         ---------        ----------          ---------

Management fees-general partner               267,745           133,872           312,060            156,030
Interest expense                              259,825           129,913           259,825            129,913
General and administrative                    139,287            56,160           121,446             41,200
                                           ----------         ---------        ----------          ---------
                                              666,857           319,945           693,331            327,143
                                           ----------         ---------        ----------          ---------
(Loss) Income From Partnership Operations    (164,185)           58,542           (29,302)          (126,818)
                                           ----------         ---------        ----------          ---------
NET LOSS                                   $ (287,056)        $  (3,866)       $ (119,868)         $(205,180)
                                           ==========         =========        ==========          =========





   The accompanying notes are an integral part of these financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY

                         SIX MONTHS ENDED JUNE 30, 1995

                                  (Unaudited)


                                                          General            Limited
                                                          Partners           Partners              Total
                                                         ---------         -----------          -----------
PARTNERSHIP INTERESTS
   June 30, 1995                                                                16,810
                                                                           ===========

PARTNERS' DEFICIENCY
   at January 1, 1995                                    $(372,554)        $(1,763,925)         $(2,136,479)

Net loss for the six months
   ended June 30, 1995                                      (2,871)           (284,185)            (287,056)
                                                         ---------         -----------          -----------

PARTNERS' DEFICIENCY
   at June 30, 1995                                      $(375,425)        $(2,048,110)         $(2,423,535)
                                                         =========         ===========          ===========





   The accompanying notes are an integral part of these financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                                                                1995                1994
                                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (287,056)          $ (119,868)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Equity in income of limited partnerships                                  (186,000)             (70,000)
       and amortization of acquisition costs                                     -                    12,000
     Depreciation and amortization                                              195,856              189,488
     Increase in receivables from limited partnerships                          (14,500)
     Decrease in - Other assets                                                  -                    87,500
     Increase (decrease) in -
      Accrued interest payable                                                  160,419              140,834
      Accounts payable                                                            6,393               (1,423)
                                                                             ----------           ----------

       Net cash provided by (used in) operating activities                     (124,888)             238,531
                                                                             ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships
     recognized as a return of capital                                          251,062              185,699
                                                                             ----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       126,174              424,230

CASH AND CASH EQUIVALENTS, beginning of period                                5,072,944            5,010,767
                                                                             ----------           ----------

CASH AND CASH EQUIVALENTS, end of period                                     $5,199,118           $5,434,997
                                                                             ==========           ==========





   The accompanying notes are an integral part of these financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1994 prepared by Real Estate Associates Limited VI and Subsidiaries (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 1995 and the results of operations and changes in cash flows for the six months then ended.

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

         SHORT-TERM INVESTMENTS

         Short-term investments consit of bank certificates of deposit with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

              REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 29 limited partnerships as of June 30, 1995, and general partner interests in an additional two general partnerships. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds a general partner interest in one local general partnership and limited partner interests in seven local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 36 local partnerships which own residential rental projects consisting of 3,063 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

         As of June 30, 1995, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

         In 1993, a limited partnership (Lincoln Mariner's Associates Limited) entered into a Loan Agreement with the City of San Diego to issue of new Mortgage Revenue Funding Bonds to refinance the mortgage and refund the bonds. The Partnership and N.C. Lincoln Company (an affiliate of the general partner of Lincoln Mariner's Associates Limited) each loaned Lincoln Mariner's Associates Limited $382,500, to pay the costs and expenses in connection with the refunding and refinancing. These loans bear interest at 12 percent per annum and will be fully amortized and paid by September 1, 1995. The balance at June 30, 1995 is $105,000.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995


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

         The following is a summary of the investment in unconsolidated limited partnerships as of June 30, 1995:

         Balance, beginning of period                                        $5,213,864
         Equity in income of limited partnerships                               186,000
         Cash distributions recognized as a return of capital                  (251,062)
                                                                             ----------
         Balance, end of period                                              $5,148,802
                                                                             ==========


         The following are unaudited combined estimated statements of operations of the unconsolidated limited partnerships in which the Partnership has investments:


                                     Six months         Three months        Six months          Three months
                                        ended               ended             ended                 ended
                                    June 30, 1995       June 30, 1995     June 30, 1994         June 30, 1994
                                    -------------       -------------     -------------         -------------
      Income:
        Rental and other              $10,330,000         $5,165,000         $10,182,000           $5,091,000
                                      -----------         ----------         -----------           ----------

      Expenses:
        Depreciation                    1,760,000            880,000           1,784,000              892,000
        Interest                        2,976,000          1,488,000           3,436,000            1,718,000
        Operating expenses              6,412,000          3,206,000           5,934,000            2,967,000
                                      -----------         ----------         -----------           ----------

        Total expenses                 11,148,000          5,574,000          11,154,000            5,577,000
                                      -----------         ----------         -----------           ----------

             Net loss                 $  (818,000)        $ (409,000)        $  (972,000)          $ (486,000)
                                      ===========         ==========         ===========           ==========

   NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995



NOTE 3 - MORTGAGE NOTES PAYABLE

         The mortgage notes have rates of 9.5 percent per annum with principal and interest payments due monthly. The notes have maturity dates ranging from September 1996 to January 1997.

         These notes are collateralized by the underlying rental properties.

NOTE 4 - NOTES PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 percent and have principal maturities ranging from December 1996 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rented properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest equal to $4,994,964 at June 30, 1995, is due at maturity of the notes.

NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for an annual management fee of approximately .5 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $268,000 and $312,000 for the six months ended June 30, 1995 and 1994, respectively.

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $14,577 has been paid and included in the Partnership's operating expenses.

NOTE 6 - CONTINGENCIES

         The corporate general partner of the Partnership and the Partnership are plaintiffs in various lawsuits and have also been named defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

         The Partnership has committed as of June 30, 1995 to investments in limited partnerships requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.
 .
         The Partnership is obligated on notes payable of $5,795,000 bearing interest at 9.5 percent, payable at maturity dates ranging from December 1996 to December 2012 or upon sale or refinancing of the underlying partnership properties unpaid interest, equal to $4,994,964 at June 30, 1995 is due at maturity of the notes.

         RESULTS OF OPERATIONS

         Rental revenues and expenses incurred to operate the rental properties are consistent with the prior year.

         Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of invested assets is payable to the corporate general partner.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (CONTINUED)

         Distributions recognized as income were higher in 1994 than in 1995 because a cash distribution was received and recognized as income in 1994 from a limited partnership who had positive cash flow due to refinancing its mortgage.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The corporate general partner is a plaintiff or defendant in several suits, including the following related to REAL VI as of June 30, 1995.

Rhonda Harris v. HAPI Management Inc., The Carlton Arms Venture, Rosewood Apartments Corporation and Real Estate Associated Limited VI, Case No. CI90-7512, Circuit Court, 9th Judicial Circuit, Orange County, Florida. The Plaintiff is an acquaintance of a tenant. Plaintiff alleges that on August 13, 1990, while descending the outside wooden staircase one of the steps broke causing Plaintiff to fall down the remainder of the stairs. While the property has been foreclosed on, however the incident occurred prior to the foreclosure so this matter was turned over to the Partnership's insurer, Scottsdale Insurance Company (Claim#: 142792-34, Contact: Joana Warner x2736). The Plaintiff is now alleging that she is experiencing seizures as a result of the fall. Currently no dollar amount has been demanded by the Plaintiff and no medical report or supporting evidence validating this claim has been submitted. Answers to Interrogatories and Production of Documents have been submitted to the opposing counsel. In the opinion of management, there is no material exposure to NAPICO or the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 7 of regulation S-K.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                            (A LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


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


                                 REAL ESTATE ASSOCIATES LIMITED VI AND
                                 SUBSIDIARIES (a California limited partnership)


                                 By:    National Partnership Investments
                                        Corp., General Partner


                                 Date:__________________________________________



                                 By:    _______________________________________
                                        Bruce Nelson
                                        President



                                 Date: ________________________________________



                                 By:    _______________________________________
                                        Shawn Horwitz
                                        Executive Vice President and
                                        Chief Financial Officer