Form 10-Q
period 1995-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 1995-11-17
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

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


                              Yes  X     No
                                  ---       ---

                    REAL ESTATE ASSOCIATES LIMITED VI AND
                          SUBSIDIARIES (A CALIFORNIA
                             LIMITED PARTNERSHIP)

                              INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995





PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

                 Consolidated Balance Sheets,
                       September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . .        1

                 Consolidated Statements of Operations,
                       Nine and Three Months Ended, September 30, 1995 and 1994   . . . . . . . . . . . . . . . . .        2

                 Consolidated Statement of Partners' Deficiency
                       Nine Months Ended September 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

                 Consolidated Statements of Cash Flows
                       Nine Months Ended September 30, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . .        4

                 Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

      Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994



                                                                ASSETS
                                                                                                  1995                1994
                                                                                                (Unaudited)         (Audited)
                                                                                                -----------        -----------
INVESTMENTS IN LIMITED PARTNERSHIPS                                                             $ 5,238,597        $ 5,213,864

RENTAL PROPERTY, NET                                                                              7,391,870          7,638,829

CASH AND CASH EQUIVALENTS                                                                         5,019,352          5,072,944

CASH, RESTRICTED                                                                                     84,900             84,900

SHORT-TERM INVESTMENTS                                                                              125,000            125,000

RECEIVABLES FROM LIMITED PARTNERSHIPS                                                               186,750            257,250

OTHER ASSETS                                                                                        332,894            332,894
                                                                                                -----------        -----------

      TOTAL ASSETS                                                                              $18,379,363        $18,725,681
                                                                                                ===========        ===========


                                                 LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
      Mortgage notes payable                                                                    $ 9,993,001        $ 9,993,001
      Notes payable                                                                               5,795,000          5,795,000
      Accrued interest payable                                                                    5,124,877          4,834,545
      Accounts payable                                                                              125,436            106,495
      Other liabilities                                                                             133,119            133,119
                                                                                                -----------        -----------

                                                                                                 21,171,433         20,862,160

PARTNERS' DEFICIENCY                                                                             (2,792,070)        (2,136,479)
                                                                                                -----------        -----------

            TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                          $18,379,363        $18,725,681
                                                                                                ===========        ===========





   The accompanying notes are an integral part of these financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                                                          Nine months       Three months       Nine months       Three months
                                                             ended              ended             ended              ended
                                                        Sept. 30, 1995     Sept. 30, 1995    Sept. 30, 1994     Sept. 30, 1994
                                                        --------------     --------------    --------------     --------------
RENTAL OPERATIONS
      Revenues                                              $2,035,583         $ 683,635        $2,045,865          $ 679,179
                                                            ----------         ---------        ----------          ---------

      Expenses:
           Operating                                         1,141,766           412,069         1,170,241            451,305
           Depreciation and amortization                       246,959            51,103           278,605             89,117
           Management fees-affiliate                            60,374            19,649            57,656             18,718
           Interest                                            762,677           254,136           764,584            254,694
                                                            ----------         ---------        ----------          ---------
                                                             2,211,776           736,957         2,271,086            813,834
                                                            ----------         ---------        ----------          ---------

           Loss From Rental Operations                        (176,193)          (53,322)         (225,221)          (134,655)
                                                            ----------         ---------        ----------          ---------

PARTNERSHIP OPERATIONS
      Revenues:
           Interest income                                     133,549            42,059           185,692             54,722
           Equity in income of limited
              partnerships and amortization of
              acquisition costs                                279,000            93,000            87,000             29,000
       Distributions recognized as income                      235,771            10,588           506,809             31,750
                                                            ----------         ---------        ----------          ---------
                                                               648,320           145,647           779,501            115,472
                                                            ----------         ---------        ----------          ---------

      Expenses:
           Management fees-general partner                     401,617           133,872           468,090            156,030
           Interest expense                                    389,738           129,913           389,738            129,913
           General and administrative                          205,263           197,076           146,663             25,217
           Mortgage brokerage commission
              to general partner                               131,100               -                 -                  -
                                                            ----------         ---------        ----------          ---------
                                                             1,127,718           460,861         1,004,491            311,160
                                                            ----------         ---------        ----------          ---------

      Loss From Partnership Operations                        (479,398)         (315,214)         (224,990)          (195,688)
                                                            ----------         ---------        ----------          ---------

NET LOSS                                                    $ (655,591)        $(368,536)       $ (450,211)         $(330,343)
                                                            ==========         =========        ==========          =========

NET LOSS PER PARTNERSHIP
      INVESTMENT INTEREST                                   $      (39)        $     (22)       $      (27)         $     (20)
                                                            ==========         =========        ==========          =========





   The accompanying notes are an integral part of these financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                 CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY

                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (Unaudited)


                                                                         General              Limited
                                                                         Partners            Partners                Total
                                                                       ------------        ------------          ------------
PARTNERSHIP INTERESTS
      September 30, 1995                                                                          16,810
                                                                                             ===========

PARTNERS' DEFICIENCY
   at January 1, 1995                                                     $(372,554)         $(1,763,925)        $(2,136,479)

Net loss for the nine months
   ended September 30, 1995                                                  (6,556)            (649,035)           (655,591)
                                                                          ---------          -----------         -----------

PARTNERS' DEFICIENCY
   at September 30, 1995                                                  $(379,110)         $(2,412,960)        $(2,792,070)
                                                                          =========          ===========         ===========





   The accompanying notes are an integral part of these financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                                                                                                 1995                 1994
                                                                                              ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                 $ (655,591)          $ (450,211)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
            Equity in income of limited partnerships                                            (282,600)            (105,000)
            Amortization of acquisition costs                                                      3,600               18,000
            Depreciation and amortization                                                        246,959              278,605
            Decrease in receivables from limited partnerships                                     70,500
            Decrease in other assets                                                               -                  169,000
            Increase (decrease) in -
               Accrued interest payable                                                          290,332              243,400
               Accounts payable                                                                   18,941               (2,085)
                                                                                              ----------           ----------
                   Net cash provided by (used in) operating activities                          (307,859)             151,709
                                                                                              ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from limited partnerships
          recognized as a return of capital                                                      254,267              224,197
                                                                                              ----------           ----------
NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                            (53,592)             375,906
CASH AND CASH EQUIVALENTS, beginning of period                                                 5,072,944            5,010,767
                                                                                              ----------           ----------
CASH AND CASH EQUIVALENTS, end of period                                                      $5,019,352           $5,386,673
                                                                                              ==========           ==========





   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 1995 and the results of operations for the three and nine months then ended and changes in cash flows for the nine months then ended.

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

         NET LOSS PER LIMITED PARTNERSHIP INTEREST

         Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,810 for the periods presented.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 29 local limited partnerships as of September 30, 1995, and general partner interests in an additional two general partnerships. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds a general partner interest in one local general partnership and limited partner interests in seven local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 36 local partnerships which own residential rental projects consisting of 3,063 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

         As of September 30, 1995, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

         In 1993, a limited partnership (Lincoln Mariner's Associates Limited) entered into a Loan Agreement with the City of San Diego to issue of new Mortgage Revenue Funding Bonds to refinance the mortgage and refund the bonds. The Partnership and N.C. Lincoln Company (an affiliate of the general partner of Lincoln Mariner's Associates Limited) each loaned Lincoln Mariner's Associates Limited $382,500, to pay the costs and expenses in connection with the refunding and refinancing. These loans were paid by September 1, 1995.

         Two local limited partnerships recently participated in refinancing their Taxable Mortgage Revenue Refunding Bonds. Fillmore Investors, Ltd. refunded the bond issue, consisting of $5,185,000 and $2,515,000 in Tax-Exempt Mortgage Revenue Refunding Bonds, Series 1995A and Series 1995A-1, respectively, and $160,000 in Taxable Mortgage Revenue Refunding Bonds, Series 1995B, for a total of $7,860,000. By completing the transaction, the local partnership benefits from a reduction of the mortgage interest rate, from 11.61% to a rate not to exceed 8.75%. Furthermore, all costs associated with the transaction were born by ("HUD".) All debt service savings will be realized by the City of Phoenix and HUD until the expiration of the Housing Assistance Payments ("HAP") Contract in 2003; thereafter, the local partnership will realize all debt service savings from 2003 until the mortgage matures in 2024. Also, Boynton Associates, Ltd. refunded bond issue, consisting of $4,375,000 of Multifamily Housing Revenue Refunding Bonds, Series 1995A and $875,000 in Taxable Multifamily Housing Revenue Refunding Bonds, Series 1995B, for a total of $5,250,000. By completing this transaction, the local partnership will benefit by sharing in the debt service savings resulting from a reduction in the mortgage interest rate. Ten percent (10%) of these savings will be deposited in the Replacement Reserve account, under the control of HUD, for the benefit of the property.

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

         The following is a summary of the investment in unconsolidated limited partnerships as of September 30, 1995:

         Balance, beginning of period                                                             $5,213,864
         Equity in income of limited partnerships                                                    282,600
         Amortization of acquisition costs                                                            (3,600)
         Cash distributions recognized as a return of capital                                       (254,267)
                                                                                                  ----------

         Balance, end of period                                                                   $5,238,597
                                                                                                  ==========

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

         The following are unaudited combined estimated statements of operations of the unconsolidated limited partnerships in which the Partnership has investments:

                                                      Nine months        Three months       Nine months          Three months
                                                         ended               ended             ended                 ended
                                                    Sept. 30, 1995      Sept. 30, 1995     Sept. 30, 1994       Sept. 30, 1994
                                                    --------------      --------------     --------------       --------------
          Income:
              Rental and other                        $15,495,000         $ 5,165,000        $15,273,000          $5,091,000
                                                      -----------         -----------        -----------          ----------

          Expenses:
              Depreciation                              2,640,000             880,000          2,676,000             892,000
              Interest                                  4,464,000           1,488,000          5,154,000           1,718,000
              Operating expenses                        9,618,000           3,206,000          8,901,000           2,967,000
                                                      -----------         -----------        -----------          ----------
          Total expenses                               16,722,000           5,574,000         16,731,000           5,577,000
                                                      -----------         -----------        -----------          ----------
                   Net loss                           $(1,227,000)        $  (409,000)       $(1,458,000)         $ (486,000)
                                                      -----------         -----------        -----------          ----------

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

NOTE 4 - NOTES PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 percent and have principal maturities ranging from December 1996 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rented properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest equal to $5,124,877 at September 30, 1995, is due at maturity of the notes.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for an annual management fee of approximately .5 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $402,000 and $468,000 for the nine months ended September 30, 1995 and 1994, respectively.

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $32,797 has been paid and included in the Partnership's operating expenses.

         A mortgage brokerage commission of $131,100 was paid to the general partner for its involvement in refinancing the mortgages of two local partnership properties.

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

                               SEPTEMBER 30, 1995


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

         The Partnership has committed as of September 30, 1995 to investments in limited partnerships requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.

         The Partnership is obligated on notes payable of $5,795,000 bearing interest at 9.5 percent, payable at maturity dates ranging from December 1996 to December 2012 or upon sale or refinancing of the underlying partnership properties unpaid interest, equal to $5,124,877 at September 30, 1995 is due at maturity of the notes.

         RESULTS OF OPERATIONS

         Rental revenues and expenses incurred to operate the rental properties are consistent with the prior year.

         Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of invested assets is payable to the corporate general partner. General and administrative expenses are higher in 1995 than in 1994 primarily because of expenditures for litigation regarding a dispute with a local partnership general partner.

         A mortgage brokerage commission of $131,100 was paid to the general partner for its involvement in refinancing the mortgages of two local partnership properties.

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The corporate general partner is a plaintiff or defendant in several suits, including the following related to REAL VI as of September 30, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 7 of regulation S-K.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                            (A LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


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


                                 REAL ESTATE ASSOCIATES LIMITED VI AND
                                 SUBSIDIARIES (a California limited partnership)


                                 By: National Partnership Investments
                                     Corp., General Partner


                                 Date:______________________________________



                                 By:________________________________________
                                    Bruce Nelson
                                    President



                                 Date:_____________________________________



                                 By:________________________________________
                                    Shawn Horwitz
                                    Executive Vice President and
                                    Chief Financial Officer