Form 10-K405
period 1995-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 1996-04-09
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      -----------------------------------

                  For the Fiscal Year Ended DECEMBER 31, 1995

                             Commission File Number
                                     2-82090
                                     -------

                       REAL ESTATE ASSOCIATES LIMITED VI

                        A CALIFORNIA LIMITED PARTNERSHIP

               I.R.S. Employer Identification No.  95-3778627
                                                   ------------

        9090 WILSHIRE BLVD., SUITE 201, BEVERLY HILLS, CALIFORNIA 90211

       Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:


                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No
                        -------------      ----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.    BUSINESS

Real Estate Associates Limited VI ("REAL VI" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on October 12, 1982. On April 22, 1983, REAL VI offered 4,200 units consisting of 8,400 limited partnership interests and warrants to purchase a maximum of 8,400 additional limited partnership interests through a public offering managed by Lehman Brothers Inc.

The general partners of REAL VI are National Partnership Investments Corp. ("NAPICO"), a California corporation, (the "Corporate General Partner"), and Coast Housing Investment Associates ("CHIA"). CHIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Mr. Charles H. Boxenbaum as limited partner. The business of REAL VI is conducted primarily by its general partners as REAL VI has no employees of its own.

Casden Investment Corporation ("CIC") owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce
E. Nelson, Alan I Casden, Henry C. Casden and Brian D. Goldberg.

REAL VI holds limited partnership interests in 27 local limited partnerships and a general partner interest in one general partnership. REAL VI also holds a general partner interest in Real Estate Associates III ("REA III") which, in turn, holds a general partner interest in one local general partnership and limited partner interests in seven local limited partnerships. The other general partner of REA III is NAPICO. Therefore, REAL VI holds interests either directly or indirectly in 34 local limited partnerships and 2 local general partnerships which own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies have provided significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remain, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of REAL VI to vary its portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

The local partnerships in which REAL VI has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL VI became the principal limited or general partner in these local partnerships pursuant to arm's-length negotiations with these developers, or others, who normally act as general partners. As a limited partner, REAL VI's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances, REAL VI has the right to replace the general partner of the local limited partnerships. As discussed above, REAL VI is a general partner in certain of the local partnerships.

Although each of the partnerships in which REAL VI has invested will generally own a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1995, projects in which REAL VI had invested were substantially rented. The following is a schedule of the status, as of December 31, 1995, of the projects owned by local partnerships in which REAL VI, either directly or indirectly through REA III, has invested.

                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                               DECEMBER 31, 1995

                                                      Units Authorized
                                                         For Rental
                                    No. of            Assistance Under              Units         Percentage of
Name & Location                      Units                Section 8                Occupied        Total Units
- ---------------                      -----            -----------------          -----------       ------------

Limited Partnerships
- --------------------
Boynton Terrace                        89                     89                      88                99%
Boynton Beach, FL

Cady Brook Apts.                       40                   None                      40               100%
Charlton, MA

Cassidy Village                        98                     50                      92                94%
Columbus, Ohio

Century Plaza                         120                    120                     120               100%
Hampton, VA

City Heights
 Senior Citizens                      151                    150                     151               100%
Wilkes-Bar, PA

Crockett Manor                         38                     38                      36                95%
Trenton, TN

Denny Place                            17                      4                      16                94%
Los Angeles, CA

Drexel Park III                        72                      8                      68                94%
Laurel, MD

Eastridge Apts.                        96                     65                      92                96%
Briston, VA

Echo Valley Apts.                     100                    100                      98                98%
Warwick, RI

Filmore I                              32                     32                      30                94%
Phoenix, AZ

Grant-Ko Enterprises                   40                   None                      35                88%
Platteville, WI

                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                               DECEMBER 31, 1995
                                   CONTINUED


                                                      Units Authorized
                                                         For Rental
                                    No. of            Assistance Under              Units         Percentage of
Name & Location                      Units                Section 8                Occupied        Total Units
- ---------------                      -----            -----------------          -----------       ------------
Hudson Gardens                         41                     41                      41                100%
Pasadena, CA

Hummelstown Manor                      51                     50                      51                100%
Hummelstown, PA

Kentucky Manor                         48                   None                      46                 96%
Oak Grove, KY

Lonsdale Housing                      131                    131                     130                 99%
Providence, RI

Mariner's Cove                        500                    100                     487                 97%
San Diego, CA

Marshall Plaza I                       40                     40                      40                100%
Lorain, Ohio

Marshall Plaza II                      50                     48                      49                 98%
Lorain, Ohio

Menlo Estates                          80                     80                      79                 99%
Riverside County, CA

Mulberry Towers                       206                    205                     206                100%
Scranton, PA

New-Bel-Mo                             34                   None                      29                 85%
New Glarus, Bellemont,
Monticello, WI

Oakridge Apts. II                      48                      0                      47                 98%
Biloxi, MS

Oakwood Manor                          34                     34                      33                 97%
Milan, TN

Park Place                            126                    125                     126                100%
Ewing, NJ

                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                               DECEMBER 31, 1995
                                   CONTINUED

                                                      Units Authorized
                                                         For Rental
                                    No. of            Assistance Under              Units         Percentage of
Name & Location                      Units                Section 8                Occupied        Total Units
- ---------------                      -----            -----------------          -----------       ------------
Park Place Apts.                       60                     60                      58                 97%
Cleveland, TX

Parkesedge Elderly Apts.               45                     45                      45                100%
Parkesedge, PA

Penneco II                             76                     76                      72                 95%
Johnstown, PA

Sauk-Ko Enterprises                    30                   None                      26                 87%
Baraboo, WI

Sol 413                                12                     12                      12                100%
Old San Juan, PR

Valley Oaks Senior                     50                   None                      50                100%
Gault, CA

Victory Square                         81                     81                      78                 96%
Canton, Ohio

Villas de Orocovix                     41                     41                      40                 98%
Orocovix, PR

Willow Wood                            19                      4                      19                100%
Los Angeles, CA

General Partnerships
- --------------------
Drexel Park I                         231                   None                     202                 87%
Laurel, MD

Peppertree                            136                   None                     132                 97%
Cypress, CA
                                   ------                  -----                   -----               ----

TOTALS                              3,063                  1,709                   2,964                 97%
                                   ======                  =====                   =====

ITEM 2.    PROPERTIES

Through its investment in local limited and general partnerships, REAL VI holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 1995, the Partnership's General Partner was a plaintiff or defendant in several suits. In addition, the Partnership is involved in the following lawsuits. In the opinion of management and the Corporate General Partner, these claims will not result in any material liability to the Partnership.

Real Estate Associates Limited VI vs. Jansen Properties of Florida, Inc., Jeffrey Auslander and Peck, Shaffer & Williams, as Escrow Agents, Case No. 95-7005 AO, Circuit Court, 15th Judicial Circuit, Palm Beach County, Florida. On September 5, 1995, REAL VI filed a declaratory judgment action claiming that it is entitled to $376,500 of funds presently held in escrow which funds were realized from a refinancing of an apartment project in Boynton Beach, Florida in which REAL VI is the limited partner. The contestants to the escrow fund, in addition to REAL VI, are the general partners, Jeffrey Auslander and Jansen Properties of Florida, Inc., and Keith Rothchild, a judgment creditor of Auslander. The case is in its early stages and there is an appeal pending from an order which denied Auslander and Jansen's motion to compel arbitration of the dispute. There are settlement discussions pending between the parties.

Rhonda Harris v. HAPI Management Inc., The Carlton Arms Venture, Rosewood Apartments Corporation and Real Estate Associated Limited VI, Case No. CI90-7512, Circuit Court, 9th Judicial Circuit, Orange County, Florida. The Plaintiff is an acquaintance of a tenant. Plaintiff alleges that on August 13, 1990, while descending the outside wooden staircase one of the steps broke causing Plaintiff to fall down the remainder of the stairs. While the property has been foreclosed on, the alleged incident occurred prior to the foreclosure. Accordingly, this matter was turned over to the Partnership's insurer. Currently no dollar amount has been demanded by the Plaintiff and no medical report or supporting evidence validating this claim has been submitted.

Rosa Cunningham v. Drexel Park Apartments, Drexel Park Limited Partnership and (NAPICO), Case No. C-94-12276 OT, Circuit Court of Maryland, Anne Arundel County, Maryland. On May 2, 1994, the Plaintiff filed a lawsuit. Plaintiff alleges that on December 22, 1992, while exiting her apartment building, she slipped and fell on ice and/or snow. As a result of the fall, the Plaintiff allegedly sustained personal injuries. This matter has been sent to the Partnership's insurer.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1995, there were 3,613 registered holders of units in REAL VI. Distributions have not been made from the inception of the Partnership to December 31, 1995. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.    SELECTED FINANCIAL DATA


                                                           Year Ended December 31,
                               ----------------------------------------------------------------------------
                                   1995            1994            1993            1992            1991
                               ------------    ------------    ------------    ------------    ------------
(Loss) Income from
   Rental Operations           $  (246,036)    $  (238,520)    $  (105,574)    $    37,498     $  (347,697)

Loss from Partnership
   Operations                   (1,307,251)     (1,110,060)     (1,422,906)     (1,037,379)     (1,043,966)

Gain on Foreclosure                -               -             4,095,110         -               -

Equity in Income (Loss)
   of Limited Partnerships
   and Amortization of
   Acquisition Costs               415,526         433,356        (111,547)       (130,549)        (34,295)

Distribution from
   Limited Partnerships
   Recognized as Income            347,163         500,498         247,782         524,913         276,087
                               -----------     -----------     -----------     -----------     -----------

Net Income (Loss)              $  (790,598)    $  (414,726)    $ 2,702,865     $  (605,517)    $(1,149,871)
                               ===========     ===========     ===========     ===========     ===========

Net Income (Loss) per
   Limited Partnership
   Interest                    $       (47)    $       (24)    $       159     $       (36)    $       (68)
                               ===========     ===========     ===========     ===========     ===========



Total Assets                   $18,337,139     $18,725,681     $18,810,269     $19,980,037     $20,154,882
                               ===========     ===========     ===========     ===========     ===========

Investments in
   Limited
   Partnerships                $ 5,619,146     $ 5,213,864     $ 5,032,639     $ 5,415,475     $ 5,826,500
                               ===========     ===========     ===========     ===========     ===========

Rental Property                $ 7,285,002     $ 7,638,829     $ 7,937,314     $ 8,288,223     $ 8,565,167
                               ===========     ===========     ===========     ===========     ===========

Mortgage
   Notes Payable               $ 9,890,564     $ 9,993,001     $10,086,190     $10,170,965     $10,248,144
                               ===========     ===========     ===========     ===========     ===========

Notes Payable and
   Amounts Due for
   Partnership
   Interests                   $ 5,795,000     $ 5,795,000     $ 5,795,000     $ 5,795,000     $ 5,795,000
                               ===========     ===========     ===========     ===========     ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnership in which the Partnership has invested. It is not expected that any of the local partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

The financial statements of the three general partnerships in which REAL VI or REA III are the majority general partners, have been consolidated in the accompanying financial statements. Two of these partnerships are local operating partnerships which own and operate apartment buildings. The units are leased primarily on a month-to-month basis. These partnerships' primary source of funds are the rental payments from tenants. Expenditures primarily include normal operating expenses and debt service.

CAPITAL RESOURCES

REAL VI received $42,000,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period April 22, l983, to March 31, 1984, pursuant to a registration statement on Form S-11.

The Partnership has committed, as of December 31, 1995, to investments requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made. The Partnership has no significant commitments for additional capital expenditures to the general partnerships which have been consolidated.

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local partnerships in which REAL VI has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer limited partner income taxes from capital gains by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to distribute to limited partners to enable the partners to pay applicable taxes.

Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense decrease as mortgage principal is amortized, and as the Tax Reform Act of 1986 limits the deductions available.

Rental revenues remain steady over the past 3 years. Expenses incurred to operate the properties are consistent with prior years.

On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. The property as of December 31, 1995, had an outstanding loan of approximately $5,100,000 and a net book value of approximately $3,900,000. After payment of closings costs, the Partnership realized a gain of approximately $2,000,000 and cash of $837,000.

The Partnership ceased making mortgage payments in June 1991 on one its properties (Carlton Arms). Subsequently, a new management company was appointed by the lender and the Partnership entered into an agreement with the lender whereby the Partnership was given until January 1993 to cure any defaults on the mortgage. Failure to cure the defaults would result in the immediate transfer of title, which was placed in escrow, to the lender. The property continued to operate at a deficit and the Partnership was unable to cure the defaults. The assets and liabilities of the property were eliminated from the balance sheet at December 31, 1991 because the partnership no longer controlled the property. In addition, the related statements of operations reflect operations only through June 30, 1991. The deferred gain of $4,095,110 was recognized when title transferred to the mortgage holder in April 1993.

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

Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited and general partnerships owning government assisted projects. Funds temporarily not required for such investments in projects are invested providing interest income as reflected in the statement of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local partnership.

Partnership operating expenses, exclusive of management fees, consist substantially of professional fees for services rendered to the Partnership. Such expenses are consistent with prior years.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VI
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited VI (a California limited partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 15 percent and 28 percent of total assets as of December 31, 1995 and 1994, respectively, and the equity in income (loss) of these limited partnerships represents 13 percent, 9 percent and 26 percent of the total net income (loss) of the Partnership for the years ended December 31, 1995, 1994 and 1993, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VI and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                      1995            1994
                                                                   ----------      ----------
     INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                  $ 5,619,146     $ 5,213,864

     RENTAL PROPERTY, net of accumulated depreciation (Note 1)       7,285,002       7,638,829

     CASH AND CASH EQUIVALENTS (Note 1)                              4,895,340       5,072,944

     CASH, restricted (Note 3)                                          84,338          84,900

     SHORT TERM INVESTMENTS (NOTE 1)                                   125,000         125,000

     RECEIVABLES FROM LIMITED PARTNERSHIPS (Note 2)                      1,000         257,250

     OTHER ASSETS                                                      327,313         332,894
                                                                   -----------     -----------

               TOTAL ASSETS                                        $18,337,139     $18,725,681
                                                                   ===========     ===========

                               LIABILITIES AND PARTNERS' DEFICIENCY

     LIABILITIES:
         Mortgage notes payable related to properties
           (Notes 4 and 9)                                         $ 9,890,564     $ 9,993,001
         Notes payable and amounts due for partnership
             interests (Notes 5 and 9)                               5,795,000       5,795,000
         Accrued interest payable (Notes 5 and 9)                    5,253,980       4,834,545
         Accounts payable                                              193,501         106,495
         Other liabilities                                             131,171         133,119
                                                                   -----------     -----------

                                                                    21,264,216      20,862,160
                                                                   -----------     -----------

     COMMITMENTS AND CONTINGENCIES (Notes 2, 6 and 7)

     PARTNERS' DEFICIENCY:
         General partners                                             (380,460)       (372,554)
         Limited partners                                           (2,546,617)     (1,763,925)
                                                                   -----------     -----------

                                                                    (2,927,077)     (2,136,479)
                                                                   -----------     -----------

                TOTAL LIABILITIES AND PARTNERS' EQUITY             $18,337,139     $18,725,681
                                                                   ===========     ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    1995             1994             1993
                                                ------------     ------------     ------------
RENTAL OPERATIONS:
    Revenues                                   $  2,715,123     $  2,680,834     $  2,696,843
                                                ------------     ------------     ------------

    Expenses:
     General and administrative                     429,258          430,353          371,028
     Operating                                    1,040,846          991,264          938,799
     Management fees - affiliate (Note 6)           165,018          169,372          151,667
     Depreciation and amortization (Note 1)         381,897          374,903          378,979
     Interest                                       944,140          953,462          961,944
                                                ------------     ------------     ------------

                                                  2,961,159        2,919,354        2,802,417
                                                ------------     ------------     ------------

(LOSS) INCOME FROM RENTAL OPERATIONS               (246,036)        (238,520)        (105,574)
                                                ------------     ------------     ------------

PARTNERSHIP OPERATIONS:
    Interest income                                 168,911          221,268           71,954
                                                ------------     ------------     ------------

    Expenses:
     Management fees - general partner (Note 3)     535,489          624,120          624,120
     Mortgage brokerage fees - general partner
          (Note 6)                                  131,100                -          157,000
     General and administrative                     289,923          187,558          194,090
     Interest expense                               519,650          519,650          519,650
                                                ------------     ------------     ------------
                                                  1,476,162        1,331,328        1,494,860
                                                ------------     ------------     ------------

LOSS FROM PARTNERSHIP OPERATIONS                 (1,307,251)      (1,110,060)      (1,422,906)
                                                ------------     ------------     ------------

GAIN ON FORECLOSURE (Note 1)                              -                -        4,095,110

EQUITY IN INCOME (LOSS) LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                          415,526          433,356         (111,547)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                               347,163          500,498          247,782
                                                ------------     ------------     ------------

NET INCOME (LOSS)                              $   (790,598)    $   (414,726)    $  2,702,865
                                                ============     ============     ============

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                         $        (47)    $        (24)    $        159
                                                ============     ============     ============



  The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                            General         Limited
                                            Partners        Partners           Total
                                          ----------      ------------      ------------
      DEFICIENCY, January 1, 1993        $ (395,436)     $ (4,029,182)     $ (4,424,618)

         Net loss, 1993                      27,029         2,675,836         2,702,865
                                          ----------      ------------      ------------

      DEFICIENCY, December 31, 1993        (368,407)       (1,353,346)       (1,721,753)

         Net loss, 1994                      (4,147)         (410,579)         (414,726)
                                          ----------      ------------      ------------

      DEFICIENCY, December 31, 1994        (372,554)       (1,763,925)       (2,136,479)

         Net loss, 1995                      (7,906)         (782,692)         (790,598)
                                          ----------      ------------      ------------

      DEFICIENCY, December 31, 1995      $ (380,460)     $ (2,546,617)     $ (2,927,077)
                                          ==========      ============      ============





The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                          1995            1994           1993
                                                                       ----------     ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                                 $ (790,598)    $ (414,726)    $  2,702,865
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Gain from foreclosure                                               -              -         (4,095,110)
         Equity in (income) loss of limited partnerships
               and amortization of acquisition costs                    (415,526)      (433,356)         111,547
         Depreciation                                                    353,827        346,832          378,979
         (Increase decrease in receivables from limited partnerships     256,250        126,500         (376,277)
         (Increase) decrease in other assets                               5,581         25,164          (54,555)
         Increase in accrued interest payable                            419,435        359,641          447,823
         (Decrease) increase in accounts payable                          87,006         43,161          (97,678)
         (Decrease) increase in other liabilities                         (1,948)        20,525          (42,893)
                                                                      ----------     ----------     ------------

            Net cash provided by (used in) operating activities          (85,973)        73,741       (1,025,299)
                                                                      ----------     ----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions to limited partnerships recognized
      as a return of capital                                             201,288        257,425          364,636
   Decrease in restricted cash                                               562          2,841            1,929
   Increase in short term investments                                        -         (125,000)             -
   Capital contribution to investee limited partnership                 (191,044)        (5,294)         (93,347)
   Addition to rental property                                               -          (48,347)         (28,070)
                                                                      ----------     ----------     ------------

           Net cash provided by investing activities                      10,806         81,625          245,148
                                                                      ----------     ----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of mortgages                                                 (102,437)       (93,189)         (84,775)
                                                                      ----------     ----------     ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                   (177,604)        62,177         (864,926)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                   5,072,944      5,010,767        5,875,693
                                                                      ----------     ----------     ------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                        $4,895,340     $5,072,944     $  5,010,767
                                                                      ==========     ==========     ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
      Cash paid during the year for interest                          $1,044,356     $  160,009     $    514,121
                                                                       ==========     ==========     ============




  The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Real Estate Associates Limited VI (the "Partnership"), was formed under the California Limited Partnership Act on October 12, 1982. The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects and to acquire, lease, sell or mortgage real or personal property. The general partners are Coast Housing Investments Associates (CHIA), a limited partnership, and National Partnership Investments Corp. (NAPICO), the corporate general partner. Casden Investment Corporation owns 100 percent of NAPICO's stock. The limited partner of CHIA is an officer of NAPICO.

         The Partnership offered and issued 4,200 units of limited partner interests through a public offering. Each unit was comprised of two limited partner interests and a warrant granting the investor the right to purchase two additional limited partner interests. An additional 8,410 interests were issued from the exercise of warrants and the sale of interests associated with warrants not exercised. The general partners have a 1 percent interest in operating profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective investments.

         The Partnership shall be dissolved only upon the expiration of 50 complete calendar years (December 31, 2032) from the date of the formation of the partnership or the occurrence of various other events as specified in the Partnership agreement.


         Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partner's liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Real Estate Associates Limited VI and its majority-owned general partnerships. All significant intercompany accounts and transactions have been

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         eliminated in consolidation. Losses in excess of the minority interest is equity that would otherwise be attributed to the minority interest are being allocated to the Partnership.

         METHOD OF ACCOUNTING FOR INVESTMENTS IN LIMITED PARTNERSHIPS

         The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

         RENTAL PROPERTY AND DEPRECIATION

         Rental property is stated at cost. Depreciation is provided on the straight-line and accelerated methods over the estimated useful lives of the buildings and equipment. Pursuant to a purchase agreement in which the Partnership acquired its interest from independent withdrawing general partners, certain rental property was revalued to reflect the purchase price.

         Substantially all of the apartment units are leased on a month-to-month basis.

         The costs of rental property and estimated useful lives for depreciation are as follows:

                                                   Estimated
                                                     Useful
                                                     Lives                 1995                1994
                                                  ----------         --------------      ---------------
         Land                                                           $ 1,935,839         $ 1,935,839
         Buildings                               25 years                 9,317,202           9,317,202
         Equipment                               3 to 5 years               824,580             824,580
                                                                        -----------         -----------
                                                                         12,077,621          12,077,621
         Less-Accumulated Depreciation
           and Amortization                                               4,792,619           4,438,792
                                                                        -----------         -----------

                                                                        $ 7,285,002         $ 7,638,829
                                                                        ===========         ===========

         On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. The property as of December 31, 1995, had an outstanding loan of approximately $5,100,000 and a net book value of approximately $3,900,000. After payment of closings costs, the Partnership realized a gain of approximately $2,000,000 and cash of $837,000.

         The Partnership ceased making mortgage payments in June 1991 on one of its properties (Carlton Arms). Subsequently, a new management company was appointed by the lender and the Partnership entered into an agreement with the lender whereby the Partnership was given until January 1993 to cure any defaults on the mortgage. Failure to cure the defaults would result in the immediate transfer of title, which was placed in escrow, to the lender. The property continued to operate at a deficit and the Partnership was unable to cure the defaults. The assets and liabilities of the property were eliminated

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         from the balance sheet at December 31, 1991 because the partnership no longer controlled the property. In addition, the related statements of operations reflect operations only through June 30, 1991. The deferred gain of $4,095,110 was recognized when title transferred to the mortgage holder in April 1993.

         NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

         Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,810 for all years presented.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of unrestricted cash and bank certificates of deposit with maturities of three months or less.

         SHORT TERM INVESTMENTS

         Short term investments consist of bank certificates of deposit with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

2.       INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 27 limited partnerships and a general partner interest in one general partnership. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds a general partner interest in one general partnership and limited partner interests in seven limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 34 limited partnerships and 2 general partnerships which own residential low income rental projects consisting of 3,063 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

         As of December 31, 1995, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

         In 1993, a limited partnership (Lincoln Mariner's Associates Limited) entered into a Loan Agreement with the City of San Diego to issue $15,700,000 of new Mortgage Revenue Funding Bonds to refinance the mortgage and refund the bonds. The annual interest rate on the mortgage was reduced from 10.85

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         percent to 9.36 percent through August 1, 1995, and 5.575 percent thereafter through maturity on August 1, 2015. The Partnership and N.C. Lincoln Company (an affiliate of the general partner of Lincoln Mariner's Associates Limited) each loaned Lincoln Mariner's Associates Limited $382,500, to pay the costs and expenses in connection with the refunding and refinancing. These loans bear interest at 12 percent per annum and will be fully amortized and paid by August 1, 1995.

         In 1995, two local limited partnerships refinanced their Taxable Mortgage Revenue Refunding Bonds. Fillmore Investors, Ltd. refunded the bond issue, consisting of $5,185,000 and $2,515,000 in Tax-Exempt Mortgage Revenue Refunding Bonds, Series 1995A and Series 1995A-1, respectively, and $160,000 in Taxable Mortgate Revenue Refunding Bonds, Series 1995B, for a total of $7,860,000. By completing the transaction, the local partnership benefits from a reduction of the mortgage interest rate, from 11.61% to a rate not to exceed 8.75%. Furthermore, all costs associated with the transaction were born by the U.S. Department of Housing and Urban Development ("HUD"). All debt service savings will be realized by the City of Phoenix and HUD until the expiration of the Housing Assistance Payments ("HAP") Contract in 2003; thereafter, the local partnership will realize all debt service savings from 2003 until the mortgage matures in 2024. Also, Boynton Associates, Ltd. refunded bond issue, consisting of $4,375,000 of Multifamily Housing Revenue Refunding Bonds, Series 1995A and $875,000 in Taxable Multifamily Housing Revenue Refunding Bonds, Series 1995B, for a total of $5,250,000.

         By completing this transaction, the local partnership will benefit by sharing in the debt service savings resulting from a reduction in the mortgage interest rate. Ten percent (10%) of these savings will be deposited in the Replacement Reserve account, under the control of HUD, for the benefit of the property.

         Equity in losses of unconsolidated limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $24,636,000 and $21,908,000 as of December 31, 1995 and 1994,
         respectively.

         Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

         The following is a summary of the investments in unconsolidated limited partnerships and reconciliation to the limited partnership accounts:

                                                                              1995                1994
                                                                           ----------          ----------
              Investment balance, beginning of year                        $5,213,864          $5,032,639
              Capital contributions to limited partnerships                   191,044               5,294
              Cash distributions recognized as a return of capital           (201,288)           (257,425)
              Amortization of additional basis and capitalized
                acquisition costs and fees                                   (244,391)           (244,391)
              Equity in income of limited partnerships                        659,917             677,747
                                                                           ----------          ----------

              Investment balance, end of year                              $5,619,146          $5,213,864
                                                                           ==========          ==========

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The difference between the investment per the accompanying balance sheets at December 31, 1995 and 1994, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of limited partnerships, additional basis and costs capitalized to the investment account and cumulative distributions recognized as income.

         Selected financial information from the combined financial statements at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                                        1995               1994
                                                                      --------           --------
                                                                            (in thousands)

         Land and buildings, net                                       $ 56,724           $ 59,324
                                                                       ========           ========

         Total assets                                                  $ 72,743           $ 74,350
                                                                       ========           ========

         Mortgage loans payable                                        $ 72,765           $ 73,248
                                                                       ========           ========

         Total liabilities                                             $ 98,041           $ 96,519
                                                                       ========           ========

         Deficiency of the Real Estate Associates Limited VI           $(23,999)          $(21,353)
                                                                       ========           ========

         Deficiency of other partners                                  $ (1,299)          $   (816)
                                                                       ========           ========


                            Statements of Operations

                                                           1995        1994            1993
                                                         -------     --------        -------
                                                                 (in thousands)

         Total revenue                                   $20,571      $20,662        $20,363
                                                         =======      =======        =======

         Interest expense                               $  5,720      $ 5,954        $ 6,871
                                                        ========      =======        =======

         Depreciation                                   $  3,529      $ 3,521        $ 3,568
                                                        ========      =======        =======

         Total expenses                                 $ 23,034      $22,295        $22,307
                                                        ========      =======        =======

         Net loss                                       $ (2,463)     $(1,633)       $(1,944)
                                                        ========      =======        =======

         Net loss allocable to the Partnership          $ (2,214)     $(1,621)       $(1,728)
                                                        ========      =======        =======

         Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

         An affiliate of NAPICO is the general partner in 10 of the limited partnerships included above, and another affiliate receives property management fees ranging from 5 percent to 7 percent of the revenue from six of these partnerships. The affiliate received property management fees of $178,106, $173,152 and $172,713 in 1995, 1994 and
         1993 respectively. The following sets forth the significant data for the partnerships in which an affiliate of NAPICO was the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                                                          1995            1994           1993
                                                        --------        --------       --------
                                                                    (in thousands)

         Total assets                                   $12,225         $11,715
                                                        =======         =======

         Total liabilities                              $14,616         $13,707
                                                        =======         =======

         Deficiency of Real Estate Associates
           Limited VI                                   $(2,307)        $(1,921)
                                                        =======          =======

         Deficiency of other partners                   $   (85)        $   (71)
                                                        =======         =======

         Total revenue                                  $ 3,136         $ 2,912        $ 2,661
                                                        =======         =======        =======

         Net loss                                       $  (502)        $  (214)       $  (288)
                                                        =======         =======        =======

3.       CASH, RESTRICTED

         Restricted cash at December 31, 1995 and 1994 consists of tenants' security deposits.

4.       MORTGAGE NOTES PAYABLE RELATED TO PROPERTIES

         Mortgage notes bear interest at 9.5 percent per annum, with monthly principal and interest payments of $88,000, due from September 1996 to January 1997.

         A mortgage note for $4,838,169 is due on September 1, 1996. The Partnership is in the process of refinancing the loan and is of the opinion that it will obtain financing at comparable terms.

         These notes are collateralized by the underlying rental properties.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


4.       MORTGAGE NOTES PAYABLE RELATED TO PROPERTIES (CONTINUED)

         Principal maturities on the above debt are as follows:

              Years Ending December 31,
              -------------------------
                        1996                           $4,872,339
                        1997                            5,018,225
                                                       ----------

                                                       $9,890,564
                                                       ==========

5.       NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000, based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1996 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

         Maturity dates on the notes payable and amounts due are as follows:

              Years Ending December 31,
              -------------------------
                     1997                                    -
                     1998                                    -
                     1999                                 940,000
                     Thereafter                         4,530,000
                                                       ----------

                                                       $5,470,000
                                                       ==========

6.       FEES AND EXPENSES DUE TO GENERAL PARTNER AND AFFILIATE

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


6.       FEES AND EXPENSES DUE TO GENERAL PARTNER AND AFFILIATE

         For one of the properties owned by the Partnership, an affiliate of NAPICO receives a management fee of 5 percent of its gross revenues plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $107,000, $106,000 and $92,000 in 1995, 1994 and 1993, respectively. An affiliate of the minority general partner of a general partnership that is consolidated, manages the property owned by that partnership. The fee is calculated based on five percent of gross collections plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $58,000, $63,000 and $60,000 in 1995, 1994 and 1993, respectively. In 1995 and 1993, NAPICO received mortgage brokerage fees of $131,000 and $157,000, respectively, for NAPICO's involvement with the refinancing of limited partnerships' mortgages (Note 2).

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $43,729, $42,142 and $41,831 in 1995, 1994
         and 1993, respectively, and is included in operating expenses.

7.       CONTINGENCIES

         The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In addition, the Partnership is involved in several lawsuits. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

8.       INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for the properties held by the limited partnerships as well as the gain resulting from the foreclosure of the Carlton Arms property (Note 1). Differences in tax and financial reporting also arise as losses are not recognized for financial reporting purposes when the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The mortgage notes payable are insured by HUD and are collateralized by the rental properties. The operations generated by the properties and investee limited

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



9.       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         partnerships are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the mortgage notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

10.      FOURTH-QUARTER ADJUSTMENT

         The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $137,000, between the estimated nine-month equity in income and the actual 1995 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED VI
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            Year Ended December 31, 1995
                                --------------------------------------------------------------------------------------
                                                                 Cash         Equity
                                Balance         Capital         Distri-         In          Balance         Future
                                January         Contri-         butions       Income        December        Capital
Limited Partnerships            1, 1995         butions        Received       (Loss)        31, 1995     Contributions
- --------------------            -------         -------        --------       ------        --------     -------------
Boynton Terrace               $                 $              $             $             $                 $
Cady Brook Apts.                 259,446                                       38,683         298,129
Cassidy Village                  336,069                                      (27,228)        308,841
City Heights
Crockett Manor                                   20,000                       (20,000)
Denny Place                                      95,000                       (95,000)
Drexel Park III                  563,333                        (16,035)       25,204         572,502
Eastridge Apts.
Echo Valley Apts.
Filmore I
Grant-Ko Enterprises
Hudson Gardens                   296,493                        (76,161)       72,683         293,015
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                 669,175                        (34,888)      135,061         769,348
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers                2,522,709                        (55,252)      195,014       2,662,471
New-Bel-Mo Enterprises           (25,500)                                                     (25,500)        25,500
Oakridge Apts. II
Oakwood Manor                    160,734            250          (5,444)       10,525         166,065
Park Place Apts., TX
Park Place Apts., NJ             104,301                         (3,196)      129,402         230,507
Parkesedge Elderly Apts.         139,401                                       56,643         196,044         18,000

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VI
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            Year Ended December 31, 1995
                                --------------------------------------------------------------------------------------
                                                               Cash           Equity
                                Balance        Capital        Distri-           In          Balance         Future
                                January        Contri-        butions         Income        December        Capital
Limited Partnerships            1, 1995        butions       Received         (Loss)        31, 1995     Contributions
- --------------------            -------        -------       --------         ------        --------     -------------
Paula Maria Apts.                                5,294          (5,294)
Penneco II                       (25,000)                                                    (25,000)         25,000
Sauk-Ko Enterprises
SOL 413                          (22,000)                                                    (22,000)         22,000
Valley Oak Apts.
Victory Square                   234,703                        (5,018)      (34,961)        194,724
Villas de Orocovix
Willow Wood                                     70,500                       (70,500)
                              ----------      --------      ----------     ---------      ----------       ---------
                              $5,213,864      $191,044      $ (201,288)    $ 415,526      $5,619,146       $  90,500
                              ==========      ========      ==========     =========      ==========       =========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VI
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                            Year Ended December 31, 1995
                                --------------------------------------------------------------------------------------
                                                                Cash          Equity
                                Balance        Capital         Distri-          In          Balance         Future
                                January        Contri-         butions        Income        December        Capital
Limited Partnerships            1, 1995        butions        Received        (Loss)        31, 1995     Contributions
- --------------------            -------        -------        --------        ------        --------     -------------
Boynton Terrace               $                $             $             $               $              $
Cady Brook Apts.                 249,053                        (4,778)       15,171         259,446
Cassidy Village                  401,239                       (20,131)      (45,039)        336,069
City Heights                      77,039                       (70,800)       (6,239)
Crockett Manor
Denny Place
Drexel Park III                  562,274                       (32,070)       33,129         563,333
Eastridge Apts.
Echo Valley Apts.
Filmore I
Grant-Ko Enterprises
Hudson Gardens                    52,709                                     243,784         296,493
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                 783,611                                    (114,436)        669,175
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers                2,395,953                       (55,252)      182,008       2,522,709
New-Bel-Mo Enterprises           (25,500)                                                    (25,500)        25,500
Oakridge Apts. II
Oakwood Manor                    147,621                        (5,444)       18,557         160,734
Park Place Apts., TX
Park Place Apts., NJ                                           (40,301)      144,602         104,301
Parkesedge Elderly Apts.         153,437                                     (14,036)        139,401         18,000

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VI
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            Year Ended December 31, 1995
                                --------------------------------------------------------------------------------------
                                                               Cash           Equity
                                Balance        Capital        Distri-           In          Balance         Future
                                January        Contri-        butions         Income        December        Capital
Limited Partnerships            1, 1995        butions       Received         (Loss)        31, 1995     Contributions
- --------------------            -------        -------       --------         ------        --------     -------------
Paula Maria Apts.                                 5,294         (5,294)
Penneco II                       (25,000)                                                     (25,000)        25,000
Sauk-Ko Enterprises
SOL 413                          (22,000)                                                     (22,000)        22,000
Valley Oak Apts.
Victory Square                   282,203                       (23,355)       (24,145)        234,703
Villas de Orocovix
Willow Wood
                             -----------      ---------     ----------     ----------      ----------      ---------
                             $ 5,032,639      $   5,294     $ (257,425)    $  433,356      $5,213,864      $  90,500
                             ===========      =========     ==========     ==========      ==========      =========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VI
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            Year Ended December 31, 1995
                                --------------------------------------------------------------------------------------
                                                                Cash          Equity
                                Balance        Capital         Distri-          In          Balance          Future
                                January        Contri-         butions        Income        December         Capital
Limited Partnerships            1, 1995        butions        Received        (Loss)        31, 1995      Contributions
- --------------------            -------        -------        --------        ------        --------      -------------
Boynton Terrace               $                $             $               $             $                $
Cady Brook Apts.                 211,499                                       37,554         249,053
Cassidy Village                  430,741                                      (29,502)        401,239
City Heights                     316,510                       (70,800)      (168,671)         77,039
Crockett Manor                                  41,000                        (41,000)
Denny Place                                     18,500                        (18,500)
Drexel Park III                  583,567                       (16,035)        (5,258)        562,274
Eastridge Apts.
Echo Valley Apts.                142,517                                     (142,517)
Filmore I
Grant-Ko Enterprises
Hudson Gardens                    82,100                       (15,492)       (13,899)         52,709
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                 747,143                      (152,259)       188,727         783,611
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers                2,314,143                       (55,252)       137,062       2,395,953
New-Bel-Mo Enterprises           (25,500)                                                     (25,500)       25,500
Oakridge Apts. II
Oakwood Manor                    149,979                                       (2,358)        147,621
Park Place Apts., TX
Park Place Apts., NJ               3,409                       (31,738)        28,329
Parkesedge Elderly Apts.         170,593                                      (17,156)        153,437        18,000

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VI
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            Year Ended December 31, 1995
                                --------------------------------------------------------------------------------------
                                                               Cash           Equity
                                Balance        Capital        Distri-           In          Balance         Future
                                January        Contri-        butions         Income        December        Capital
Limited Partnerships            1, 1995        butions       Received         (Loss)        31, 1995     Contributions
- --------------------            -------        -------       --------         ------        --------     -------------
Paula Maria Apts.                                 5,347          (5,347)
Penneco II                       (25,000)                                                     (25,000)        25,000
Sauk-Ko Enterprises
SOL 413                          (22,000)                                                     (22,000)        22,000
Valley Oak Apts.
Victory Square                   335,774                        (17,713)      (35,858)        282,203
Villas de Orocovix
Willow Wood                                      28,500                       (28,500)
                             -----------      ---------      ----------    ----------      ----------      ---------
                             $ 5,415,475      $  93,347      $ (364,636)   $ (111,547)     $5,032,639      $  90,500
                             ===========      =========      ==========    ==========      ==========      =========

                                                                        SCHEDULE
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED VI
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993



NOTES:   1.      Equity in losses represents the Partnership's allocable share of the net loss from the limited partnerships for the year.
                 Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or below zero to an amount equal to future capital contributions to be made by the Partnership.

         2. Cash distributions from the limited partnerships will be treated as a return of the investment and will reduce the investment balance until such time as the investment is reduced to an amount equal to additional contributions. Distributions subsequently received will be recognized as income.

                       REAL ESTATE ASSOCIATES LIMITED VI           SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                               DECEMBER 31, 1995

                                                                 Buildings, Furnishings    Total
                                                                       & Equipment          Land
                                   Number  Outstanding               Amount Carried      Buildings,
                                     of      Mortgage                  at Close of      Furnishings   Accumulated  Construction
Partnership/Location                Units      Loan       Land          Period          & Equipment  Depreciation    Period
- ----------------------------------------------------------------------------------------------------------------------------
Boynton Terrace                      89     $5,250,000  $208,001      $4,124,446       $4,332,447     $1,714,108   1983-1984
  Boyton Beach, FL
Cadybrook                            40      1,092,821    89,225       1,741,764        1,830,989        490,463     (A)
  Charlton, MA
City Heights                        151      3,956,390         0       5,134,325        5,134,325      3,424,961     (A)
  Wilkes-Barre, PA
Crockett Manor                       38      1,062,073    10,000       1,259,214        1,269,214        559,632     (A)
  Trenton, TN
Eastridge Apts.                      96        682,757   101,500       1,505,995        1,607,495      1,162,354     (A)
  Bristol, VA
Echo Valley                         100      1,482,778    88,900       3,841,785        3,930,685      3,184,726     (A)
  Warwick, RI
Filmore I                            32      1,207,658   115,000       1,312,495        1,427,495        578,784     (A)
  Phoenix, AZ
Grant-Ko Enterprises                 40      1,238,700   100,000       1,382,979        1,482,979        582,247     (A)
  Platteville, WS
Hudson Gardens                       41      1,562,165   252,855       2,011,719        2,264,574        906,273     (A)
  Pasadena, CA
Hummelstown Manor                    51      1,749,063    96,839       1,735,548        1,832,387      1,490,572     1983
  Hummelstown, PA
Kentucky Manor                       48      1,405,206   100,696       1,389,374        1,490,070        761,314     (A)
  Oak Grove, KY
Lonsdale Housing                    131      3,427,111   214,833       6,358,011        6,572,844      3,204,504     (A)
  Providence, RI
Mariner's Cove                      500     14,299,976         0      15,776,843       15,776,843      7,107,949  1983-1984
  San Diego, CA
Menlo Estates                        80      2,903,789   492,061       3,696,059        4,188,120      1,799,585     (A)
  Riverside, CA
Mullberry Towers                    206      6,019,293   199,754       7,295,566        7,495,320      2,636,045     (A)
  Scranton, PA
New-Bel-Mo Enterprises               34      1,015,413    76,000       1,133,183        1,209,183        457,196     (A)
  New Glarus, Belleville,
  Monticello, WS
Oakridge Apts.                       48      1,209,263    55,000       1,444,529        1,499,529      1,166,264     (A)
  Biloxi, MS
Oakwood                              34        680,111    61,538         777,542          839,080        261,181     (A)
  Milan, TN
Park Place                          126      6,082,594   298,556       7,250,369        7,548,925      2,317,607  1983-1984
  Ewing, NJ
Park Place Apts.                     60      1,930,285   146,305       2,205,284        2,351,589      1,161,590     (A)
  Cleveland, TX
Parkesedge Elderly Apts.             45      1,497,240   160,000       1,765,103        1,925,103        596,367     (A)
  Parkesedge, PA
Penneco II                           76      2,055,450    79,627       2,791,863        2,871,490      1,295,650     (A)
  Johnstown, PA
Sauk-Ko Enterprises                  30        852,532    60,000       1,153,263        1,213,263        459,330     (A)
  Baraboo, WS
SOL - 413                            12        371,149    50,000         349,429          399,429        182,383     (A)
  Old San Juan, PR
Valley Oaks Senior                   50      1,771,000   121,464       1,878,473        1,999,937        884,480     (A)
  Galt, CA
Villas de Orocovix                   41      1,440,953    59,550       1,714,313        1,773,863        796,769     (A)
  Orocovix, PR
Cassidy Village                      98      1,173,138   156,850       2,095,121        2,251,971        842,835     (A)
  Columbus, OH
Denny Place                          17        422,646   290,000       1,070,594        1,360,594        429,385     (A)
  Los Angeles, CA
Drexel Park III                      72      1,621,766    79,520       2,228,343        2,307,863        764,127     (A)
  Partnership
  Laurel, MD
Marshall Plaza I                     40        249,624    68,414         739,014          807,428        299,821     (A)
  Loraine, OH
Marshall Plaza II                    50        349,625    78,901         957,354        1,036,255        387,558     (A)
  Loraine, OH
Paula Maria I                       120      1,162,365   215,730       2,680,544        2,896,274      1,390,538     (A)
  Hampton, VA
Victory Square                       81      1,053,242    36,630       1,855,595        1,892,225        743,787     (A)
  Canton, OH
Willow Wood                          19        487,191   290,000       1,097,181        1,387,181        443,743     (A)
  Los Angeles, CA
Additional basis of real estate
  due to REAL VI's captital
  contribution to limited partnership
  not recorded by investee limited
  partnership                                            107,796       6,537,625        6,645,421      3,644,132
                                --------------------------------------------------------------------------------

                                  2,696     72,765,367 4,561,545     100,290,845      104,852,390     48,128,260
                                --------------------------------------------------------------------------------


(A)  This project was completed when REAL VI entered the Partnership.

                                                                    SCHEDULE III
                                                                     (Continued)
                       REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                               DECEMBER 31, 1995


NOTES:   1.      Each local partnership has developed, owns and operates the housing project. Substantially all project costs, including construction period interest expense, were capitalized by the local partnerships.

         2. Depreciation is provided for by various methods over the estimated useful lives of the projects. The estimated composite useful lives of the buildings are generally from 25 to 40 years.

         3.      Investments in property and equipment - limited partnerships:

                                                                  Buildings,
                                                                Furnishings,
                                                                     And
                                              Land                Equipment                 Total
                                              ----               ----------                 -----
Balance, January 1, 1993                    $4,553,258           $ 98,137,771             $102,691,029

Net additions, 1993                               -                   567,154                  567,154
                                            ----------           ------------             ------------

Balance, December 31, 1993                   4,553,258             98,704,925              103,258,183

Net additions, 1994                             (2,078)               837,154                  835,076
                                            ----------           ------------             ------------

Balance, December 31, 1994                   4,551,180             99,542,079              104,093,259

Net additions, 1995                             10,365                748,766                  759,131
                                            ----------           ------------             ------------

Balance, December 31, 1995                  $4,561,545           $100,290,845             $104,852,390
                                            ==========           ============             ============

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                               DECEMBER 31, 1995



                                                               Buildings,
                                                              Furnishings
                                                                 And
                                                                Equipment
                                                              ------------
ACCUMULATED  DEPRECIATION:
- -------------------------
Balance at January 1, 1993                                    $37,690,868

Net additions for 1993                                          3,670,890
                                                              -----------

Balance at December 31, 1993                                   41,361,758

Net additions for 1994                                          3,407,125
                                                              -----------

Balance at December 31, 1994                                   44,768,883

Net additions for 1995                                          3,359,377
                                                              -----------

Balance at December 31, 1995                                  $48,128,260
                                                              ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED VI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY CONSOLIDATED LOCAL LIMITED
                 PARTNERSHIPS IN WHICH REAL VI HAS INVESTMENTS
                               DECEMBER 31, 1995

                                                                                Total Land,
                                                              Buildings,         Buildings,
 Partnership -   Number of     Oustanding                   Furnishings and    Furnishings and   Accumulated   Construction
   Location        Units        Mortgage         Land          Equipment         Equipment       Depreciation     Period
- --------------   ----------   ------------   -----------   ----------------   ---------------   -------------  ------------
Drexel  Park I
   Laurel, MD          231   $  5,052,395   $   378,659   $      6,033,543   $     6,412,202   $   2,428,091       (A)


Peppertree
   Cypress, CA         136      4,838,169     1,557,180          4,108,239         5,665,419       2,364,528       (A)
                 ----------   ------------   -----------   ----------------   ---------------   -------------

                       367      9,890,564     1,935,839         10,141,782        12,077,621       4,792,619
                 ----------   ------------   -----------   ----------------   ---------------   -------------


     TOTAL            3063   $ 82,655,931   $ 6,497,384   $    110,432,627   $   116,930,011   $  52,920,879
                 ==========   ============   ===========   ================   ===============   =============



(A). This project was completed when REAL VI entered the Partnership.

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                    HELD BY CONSOLIDATED LOCAL PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                               DECEMBER 31, 1995



       Investments in property and equipment - general partnerships (continued):

       The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1995 is approximately $12,026,975.




                                                 Buildings
                                                Furnishings,
                                                    And
                                 Land            Equipment            Total
                             ------------       ------------       ------------
Balance, January 1, 1993    $  1,935,839       $ 10,121,505       $ 12,057,344

Additions during 1993               -                  -                  -
                            ------------       ------------       ------------

Balance, December 31, 1993     1,935,839         10,121,505         12,057,344

Additions during 1994              -                 20,277             20,277
                            ------------       ------------       ------------

Balance, December 31, 1994     1,935,839         10,141,782         12,077,621

Additions during 1995               -                  -                  -
                            ------------       ------------       ------------

Balance, December 31, 1995  $  1,935,839       $ 10,141,782       $ 12,077,621
                            ============       ============       ============

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                    HELD BY CONSOLIDATED LOCAL PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                               DECEMBER 31, 1995





                                            Buildings,
                                          Furnishings,
                                              And
                                           Equipment
                                          ------------
     ACCUMULATED DEPRECIATION:
     Balance at January 1, 1993          $  3,769,121

     Net additions for 1993                   350,909
                                          ------------

     Balance at December 31, 1993           4,120,030

     Net additions for 1994                   318,762
                                          ------------

     Balance at December 31, 1994           4,438,792

     Net additions for 1995                   353,827
                                          ------------

     Balance at December 31, 1995        $  4,792,619
                                          ============

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED VI (the "Partnership") has no directors or executive officers of its own.

National Partnership Investment Corp. ("NAPICO" or "the Managing General Partner") is a wholly-owned subsidiary of Casden Investment Corporation, an affiliate of The Casden Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 66, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 44, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 50, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate
management firm.   Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

HENRY C. CASDEN, 52, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould.
From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 32, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 36, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President for approximately one year of Star Sub Shops, Inc., a corporation engaged in the business of selling fast food franchises, for approximately one year, was an audit manager in the real estate industry group for Altschuler, Melvin & Glasser for six years, and was an auditor with Arthur Young & Co. for 3 years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 54, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the Company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 66, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 35, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ITEM 11.   MANAGEMENT REMUNERATION AND TRANSACTIONS

Real Estate Associates Limited VI has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is approximately equal to
 .5 percent of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the local partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

The Corporate General Partner received mortgage brokerage fees in connection with the refinancing of certain limited partnerships' mortgages. In addition, an affiliate of the Corporate General Partner is responsible for the on-site property management for a property owned by the Partnership and for certain properties owned by the limited partnerships in which the Partnership has invested.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners

         The general partners own all of the outstanding general partnership interests of REAL VI; no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b) With the exception of the initial limited partner, Bruce Nelson, who is an officer of the corporate general partner, none of the officers or directors of the corporate general partner own directly or beneficially any limited partnership interests in REAL VI.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The transactions with the Corporate General Partner are primarily in the form of fees paid by the Partnership to the general partner for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

ITEM 14.   FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON FORM 8-K

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 1995 and 1994.

Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Partners' Equity (Deficiency) for the years ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Notes to Consolidated Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VI REAL ESTATE III AND THE LIMITED
PARTNERSHIPS:

Schedule - Investments in Limited Partnerships, December 31, 1995, 1994 and
1993.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1995.

The remaining schedules are omitted because any required information is included in the financial statements and notes thereto.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11
         #2-82090 incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated October 12, l982, and the forty contracts representing the partnership investment in local limited and general partnerships as previously filed at the Securities Exchange
         Commission, File #2-282090 which is hereby incorporated by reference.

(13)     Annual report to security holders:  Pages ____ to ____.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1995.