Form 10-Q
period 1996-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 1996-05-17
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                      Consolidated Balance Sheets,
                              March 31, 1996 and December 31, 1995 .........   1

                      Consolidated Statements of Operations,
                              Three Months Ended, March 31, 1996 and 1995...   2

                      Consolidated Statement of Partners' Deficiency
                              Three Months Ended March 31, 1996 ............   3

                      Consolidated Statements of Cash Flows
                              Three Months Ended March 31, 1996 and 1995 ...   4

                      Notes to Consolidated Financial Statements ...........   5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operation ...................  10

PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings..........................................  12

        Item 6.  Exhibits and Reports on Form 8-K ..........................  12

        Signatures .........................................................  13

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                         1996              1995
                                                                     (Unaudited)         (Audited)
                                                                     ------------      ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                         $  5,702,296      $  5,619,146

RENTAL PROPERTY, net of accumulated depreciation
    (Notes 1 and 3)                                                     3,352,744         7,285,002

CASH AND CASH EQUIVALENTS (Note 1)                                      5,613,627         4,895,340

CASH, restricted (Note 1)                                                  84,338            84,338

SHORT TERM INVESTMENTS (NOTE 1)                                           125,000           125,000

RECEIVABLES FROM LIMITED PARTNERSHIPS (Note 2)                             31,000             1,000

OTHER ASSETS                                                               66,217           327,313
                                                                     ------------      ------------
          TOTAL ASSETS                                               $ 14,975,222      $ 18,337,139
                                                                     ============      ============

                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
    Mortgage notes payable related to properties (Notes 3 and 7)     $  4,838,167      $  9,890,564
    Notes payable and amounts due for partnership
        interests (Notes 4 and 7)                                       5,795,000         5,795,000
    Accrued interest payable (Notes 4 and 7)                            5,324,931         5,253,980
    Accounts payable                                                       77,959           193,501
    Other liabilities                                                      33,425           131,171
                                                                     ------------      ------------
                                                                       16,069,482        21,264,216
                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

PARTNERS' DEFICIENCY:
    General partners                                                     (362,132)         (380,460)
    Limited partners                                                     (732,128)       (2,546,617)
                                                                     ------------      ------------
                                                                       (1,094,260)       (2,927,077)
                                                                     ------------      ------------
           TOTAL LIABILITIES AND PARTNERS' EQUITY                    $ 14,975,222      $ 18,337,139
                                                                     ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)

                                                             1996             1995
                                                         -----------      -----------
RENTAL OPERATIONS:
     Revenues                                            $   440,999      $   678,959
                                                         -----------      -----------
      Expenses:
          Operating                                          268,437          387,124
          Depreciation and amortization (Note 1)              99,430           97,928
          Interest                                           213,735          254,370
                                                         -----------      -----------
                                                             581,602          739,422
                                                         -----------      -----------
LOSS FROM RENTAL OPERATIONS                                 (140,603)         (60,463)
                                                         -----------      -----------
PARTNERSHIP OPERATIONS:
    Interest income                                           36,205           31,186
                                                         -----------      -----------
    Expenses:
          Management fees - general partner (Note 3)         133,872          133,873
          General and administrative                         103,719           83,128
          Interest expense                                   129,913          129,913
                                                         -----------      -----------
                                                             367,504          346,914
                                                         -----------      -----------
LOSS FROM PARTNERSHIP OPERATIONS                            (331,299)        (315,728)
                                                         -----------      -----------
GAIN FROM SALE OF RENTAL PROPERTY (Note 1)                 2,050,417             --

EQUITY IN INCOME OF LIMITED PARTNERSHIPS AND
      AMORTIZATION OF ACQUISITION COSTS                      173,000           93,000

DISTRIBUTIONS FROM LIMITED PARTNERSHIPS
      RECOGNIZED AS INCOME (Note 2)                           81,302                0
                                                         -----------      -----------
NET INCOME (LOSS)                                        $ 1,832,817      $  (283,191)
                                                         ===========      ===========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                   $       109      $       (17)
                                                         ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)

                                          General          Limited
                                          Partners         Partners           Total
                                         -----------      -----------      -----------
PARTNERSHIP INTERESTS,
     March 31, 1996                                            16,810
                                                          ===========

DEFICIENCY, January 1, 1996              $  (380,460)     $(2,546,617)     $(2,927,077)

     Net income for the three months
     ended March 31, 1996                     18,328        1,814,489        1,832,817
                                         -----------      -----------      -----------
DEFICIENCY, March 31, 1996               $  (362,132)     $  (732,128)     $(1,094,260)
                                         ===========      ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)

                                                                                 1996              1995
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  income (loss)                                                     $ 1,832,817      $  (283,191)
       Adjustments to reconcile net income (loss) to net
          cash used in operating activities:
             Equity in (income) of limited partnerships

                   and amortization of acquisition costs                         (173,000)         (93,000)
             Depreciation                                                          99,430           97,928
             (Increase) decrease in receivables from limited partnerships         (30,000)         (14,500)
             Decrease in other assets                                             261,096             --
             Increase in accrued interest payable                                  70,951          112,645
             (Decrease) increase in accounts payable                             (115,542)          22,760
             Decrease in other liabilities                                        (97,746)            --
             Gain on sale of rental property                                   (2,050,417)            --
                                                                              -----------      -----------
                Net cash used in  operating activities                           (202,411)        (157,358)
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions to limited partnerships recognized as
          as a return of capital                                                   89,850          160,940
       Decrease in restricted cash                                                      0             --
       Capital contribution to investee limited partnership                             0             --
       Proceeds from sale of rental property                                    5,883,245             --
                                                                              -----------      -----------
               Net cash provided by investing activities                        5,973,095          160,940
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of mortgages                                                    (5,052,397)            --
                                                                              -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                             718,287            3,582

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  4,895,340        5,072,944
                                                                              -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 5,613,627      $ 5,076,526
                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION:
          Cash paid during the year for interest                              $   272,697      $   271,637
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

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1995 prepared by Real Estate Associates Limited VI and Subsidiaries (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 1996 and the results of operations and changes in cash flows for the three months then ended.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold is property for $6,300,000. The property had an outstanding loan of approximately $5,050,000 and a net book value of approximately $3,900,000. After payment of closings costs, the Partnership realized a gain of approximately $2,050,000 and cash of $837,000.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        As of March 31, 1996, the Partnership holds limited partnership interests in 27 local limited partnerships and a general partner interest in one general partnership. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA
        III. REA III, in turn, holds limited partner interests in seven local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 34 limited partnerships and one general partnership which own residential rental projects consisting

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

        of 2,832 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 80 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

        As of March 31, 1996, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

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

        The following is a summary of the investment in unconsolidated limited partnerships as of March 31, 1996:

            Balance, beginning of period                             $5,619,146
            Equity in income of limited partnerships                    202,000
            Amortization of acquisition costs                           (29,000)
            Cash distributions recognized as a return of capital        (89,850)
                                                                     ----------
            Balance, end of period                                   $5,702,296
                                                                     ==========

        The following are unaudited combined estimated statements of operations for the three months ended March 31, 1996 and 1995 of the unconsolidated limited partnerships in which the Partnership has investments:

                                                        1996          1996
                                                     ----------    ----------
        Income:
            Rental and other                         $5,143,000    $5,165,000
                                                     ----------    ----------
        Expenses:
            Depreciation                                882,000       880,000
            Interest                                  1,430,000     1,488,000
            Operating expenses                        3,446,000     3,206,000
                                                     ----------    ----------
        Total expenses                                  575,800     5,574,000
                                                     ----------    ----------
                 Net loss                            $ (615,000)   $ (409,000)
                                                     ==========    ==========

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MORTGAGE NOTES PAYABLE

        The mortgage note outstanding at March 31, 1996 has an interest rate of
        9.5 percent per annum, with principal and interest payments due monthly. The note matures in September 1996 and is in the process of being refinanced. The Partnership is of the opinion that it will obtain financing at comparable terms.

        The note is collateralized by the underlying rental property.

NOTE 4 - NOTES PAYABLE

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 percent and have principal maturities ranging from December 1996 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rented properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest equal to $5,324,931at March 31, 1996, is due at maturity of the notes.

NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $134,000 for the three months ended March 31, 1996 and 1995.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $10,932 for the three months ended March 31, 1996 and 1995, and is included in general and administrative expenses.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 6 - CONTINGENCIES

        The corporate general partner of the Partnership and the Partnership are plaintiffs in various lawsuits and have also been named defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The mortgage notes payable are insured by HUD and are collateralized by the rental properties. The operations generated by the properties and investee limited partnerships are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the mortgage notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

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

        The Partnership has committed as of March 31, 1996 to investments in limited partnerships requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.

        RESULTS OF OPERATIONS

        On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold is property for $6,300,000. The property had an outstanding loan of approximately $5,050,000 and a net book value of approximately $3,900,000. After payment of closings costs, the Parnterhsip realized a gain of approximately $2,050,000 and cash of $837,000.

        Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

        Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of invested assets is payable to the corporate general partner. General and administrative expenses are higher in 1996 than in 1995 primarily because of expenditures for litigation regarding a dispute with a local partnership general partner.

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

                                 MARCH 31, 1996

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The corporate general partner is a plaintiff or defendant in several suits, including the following related to REAL VI as of March 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of item 7 of regulation S-K.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                             (A LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


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


                            REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES (a California limited partnership)


                            By: National Partnership Investments Corp., General Partner




                            Date:
                                  ----------------------------------------



                            By:
                                ----------------------------------------
                                  Bruce Nelson
                                  President



                            Date:
                                  ----------------------------------------



                            By:
                                ----------------------------------------
                                  Shawn Horwitz
                                  Executive Vice President and
                                  Chief Financial Officer