Form 10-Q
period 1996-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 1996-08-19
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 2-82090

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


                              Yes  X     No
                                  ---       ----

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996




PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements
              Consolidated Balance Sheets,
                     June 30, 1996 and December 31, 1995    . . . . . . . .  1

              Consolidated Statements of Operations,
                     Six and Three Months Ended, June 30, 1996 and 1995   .  2

              Consolidated Statement of Partners' Deficiency
                     Six Months Ended June 30, 1996   . . . . . . . . . . .  3

              Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995    . . . . . .  4

              Notes to Consolidated Financial Statements    . . . . . . . .  5

              Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation   . . . . . . . . . 10


PART II.  OTHER INFORMATION

              Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . 12

              Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . 12

              Signatures      . . . . . . . . . . . . . . . . . . . . . . . 13

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                      1996             1995
                                                                   (Unaudited)      (Audited)
                                                                  ------------     ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                    $   5,856,864    $   5,619,146

RENTAL PROPERTY, net of accumulated depreciation
    (Notes 1 and 3)                                                 3,309,130        7,285,002

CASH AND CASH EQUIVALENTS (Note 1)                                  5,426,374        4,895,340

CASH, restricted (Note 1)                                              84,338           84,338

SHORT TERM INVESTMENTS (NOTE 1)                                       125,000          125,000

RECEIVABLES FROM LIMITED PARTNERSHIPS (Note 2)                         31,000            1,000

OTHER ASSETS                                                           66,217          327,313
                                                                  ------------     ------------

          TOTAL ASSETS                                          $  14,898,923    $  18,337,139
                                                                  ============     ============

                          LIABILITIES AND PARTNERS' DEFICIENCY
LIABILITIES:
    Mortgage notes payable related to properties
        (Notes 3 and 7)                                         $   4,838,169    $   9,890,564
    Notes payable and amounts due for partnership
        interests (Notes 4 and 7)                                   5,795,000        5,795,000
    Accrued interest payable (Notes 4 and 7)                        5,391,269        5,253,980
    Accounts payable                                                   30,481          193,501
    Other liabilities                                                  33,425          131,171
                                                                  ------------     ------------

                                                                   16,088,344       21,264,216
                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

PARTNERS' DEFICIENCY:
    General partners                                                 (363,083)        (380,460)
    Limited partners                                                 (826,338)      (2,546,617)
                                                                  ------------     ------------

                                                                   (1,189,421)      (2,927,077)
                                                                  ------------     ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY               $  14,898,923    $  18,337,139
                                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                      Six months    Three months      Six months    Three months
                                                         ended          ended           ended          ended
                                                    June 30, 1996   June 30, 1996   June 30, 1995   June 30, 1995
                                                    -------------   -------------   -------------   -------------
RENTAL OPERATIONS:
      Revenues                                    $      696,313  $      255,314  $    1,351,948  $      672,989
                                                    -------------   -------------   -------------   -------------

      Expenses:
          Operating                                      382,876         114,439         770,422         383,298
          Depreciation and amortization (Note 3)         143,044          43,614         195,856          97,928
          Interest                                       347,411         133,676         508,541         254,171
                                                    -------------   -------------   -------------   -------------

                                                         873,331         291,729       1,474,819         735,397
                                                    -------------   -------------   -------------   -------------

LOSS FROM RENTAL OPERATIONS                             (177,018)        (36,415)       (122,871)        (62,408)
                                                    -------------   -------------   -------------   -------------

PARTNERSHIP OPERATIONS:
     Interest income                                      77,588          41,382          91,489          60,304
                                                    -------------   -------------   -------------   -------------

     Expenses:
         Management fees - general partner               262,846         128,973         267,745         133,872
         General and administrative                      165,860          62,140         139,287          56,160
         Interest expense                                259,825         129,913         259,825         129,913
                                                    -------------   -------------   -------------   -------------
                                                         688,531         321,026         666,857         319,945
                                                    -------------   -------------   -------------   -------------

LOSS FROM PARTNERSHIP
   OPERATIONS                                           (610,943)       (279,644)       (575,368)       (259,641)
                                                    -------------   -------------   -------------   -------------

GAIN FROM SALE OF RENTAL
   PROPERTY (Note 1)                                   2,050,417          -               -               -

EQUITY IN INCOME OF LIMITED
   PARTNERSHIPS AND AMORTI-
   ZATION OF ACQUISITION COSTS                           346,000         173,000         186,000          93,000

DISTRIBUTIONS FROM LIMITED
    PARTNERSHIPS RECOGNIZED
    AS INCOME (Note 2)                                   129,200          47,898         225,183         225,183
                                                    -------------   -------------   -------------   -------------

NET INCOME (LOSS)                                  $   1,737,656  $      (95,161) $     (287,056) $       (3,866)
                                                    =============   =============   =============   -------------

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP INTEREST (Note 1)                   $         103  $           (6) $          (17) $       -
                                                    =============   =============   =============   -------------


The accompanying notes are an integral part of these consolidated financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY

                        SIX MONTHS ENDED MARCH 31, 1996

                                  (Unaudited)


                                       General          Limited
                                       Partners         Partners          Total
                                     ------------     ------------     ------------
      PARTNERSHIP INTERESTS,
         June 30, 1996                                     16,810
                                                      ============


      DEFICIENCY, January 1, 1996    $  (380,460)     $(2,546,617)     $(2,927,077)

         Net income for the
           six months ended
           June 30, 1996                  17,377        1,720,279        1,737,656
                                     ------------     ------------     ------------

      DEFICIENCY, June 30, 1996      $  (363,083)     $  (826,338)     $(1,189,421)
                                     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)

                                                                    1996               1995
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                         $   1,737,656     $    (287,056)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Equity in (income) of limited partnerships
               and amortization of acquisition costs               (346,000)         (186,000)
         Depreciation                                               143,044           195,856
         Increase in receivables from limited partnerships          (30,000)          (14,500)
         Decrease in other assets                                   261,096            -
         Increase in accrued interest payable                       137,289           160,419
         (Decrease) increase in accounts payable                   (163,020)            6,393
         Decrease in other liabilities                              (97,746)           -
         Gain on sale of rental property                         (2,050,417)           -
                                                                ------------      ------------

            Net cash used in  operating activities                 (408,098)         (124,888)
                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions to limited partnerships recognized as
      as a return of capital                                        108,282           251,062
   Proceeds from sale of rental property                          5,883,245            -
                                                                ------------      ------------

           Net cash provided by investing activities              5,991,527           251,062
                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of mortgages                                          (5,052,395)           -
                                                                ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           531,034           126,174

CASH AND CASH EQUIVALENTS, beginning of period                    4,895,340         5,072,944
                                                                ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                      $   5,426,374     $   5,199,118
                                                                ============      ============


SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
      Cash paid during the year for interest                  $     122,536     $     271,637
                                                                ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 1996 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         As of June 30, 1996, the Partnership holds limited partnership interests in 27 local limited partnerships and a general partner interest in one general partnership. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds limited partner interests in seven local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 34 limited partnerships and one general partnership which own residential rental projects consisting

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)


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

         As of June 30, 1996, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

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

         The following is a summary of the investment in unconsolidated limited partnerships as of June 30, 1996:

          Balance, beginning of period                                $5,619,146
          Equity in income of limited partnerships                       404,000
          Amortization of acquisition costs                              (58,000)
          Cash distributions recognized as a return of capital          (108,282)
                                                                    -------------

          Balance, end of period                                      $5,856,864
                                                                      ==========

         The following are unaudited combined estimated statements of operations for the six months ended June 30, 1996 and 1995 of the unconsolidated limited partnerships in which the Partnership has investments:

                                     Six months         Three months         Six months         Three months
                                        ended               ended              ended                ended
                                    June 30, 1996      June 30, 1996       June 30, 1995        June 30, 1995
                                    -------------      -------------       -------------        -------------
          Income:
              Rental and other        $10,286,000         $5,143,000         $10,330,000          $ 5,165,000
                                      -----------         ----------         -----------          -----------

          Expenses:
              Depreciation              1,765,000            882,000           1,760,000              880,000
              Interest                  2,860,000          1,430,000           2,976,000            1,488,000
              Operating expenses        6,892,000          3,446,000           6,412,000            3,206,000
                                        ---------          ---------       -------------          -----------

          Total expenses               11,517,000          5,758,000          11,148,800            5,574,000
                                       ----------          ---------        ------------          -----------

                   Net loss           $(1,231,000)        $ (615,000)      $    (818,000)         $  (409,000)
                                      ============        ===========      =============          ===========

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MORTGAGE NOTES PAYABLE

         The mortgage note outstanding at June 30, 1996 has an interest rate of
         9.5 percent per annum, with principal and interest payments due monthly. The note matures in September 1996 and is in the process of being refinanced. The Partnership is of the opinion that it will obtain financing at comparable terms.

         The note is collateralized by the underlying rental property.

NOTE 4 - NOTES PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 percent and have principal maturities ranging from December 1996 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rented properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest equal to $5,391,269 at June 30, 1996, is due at maturity of the notes.

NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $262,845 for the six months ended June 30, 1996 and 1995.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $22,000 for the six months ended June 30, 1996 and 1995, and is included in general and administrative expenses.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996


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

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


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

         The Partnership has committed as of June 30, 1996 to investments in limited partnerships requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.

         RESULTS OF OPERATIONS

         On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. The property had an outstanding loan of approximately $5,050,000 and a net book value of approximately $3,900,000. After payment of closings costs, the Partnership realized a gain of approximately $2,050,000 and cash of $837,000.

         Rental operations consist primarily of rental income and depreciation expense, debt service, and normal operating expenses to maintain the properties. Variances in rental operations from the prior year to the current year relate to the sale of the Drexel Property.

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

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


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

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The corporate general partner is a plaintiff or defendant in several suits, including the following related to REAL VI as of June 30, 1996.

Real Estate Associates Limited VI vs. Jansen Properties of Florida, Inc., Jeffrey Auslander and Peck, Shaffer & Williams, as Escrow Agents, Case No. 95-7005 AO, Circuit Court, 15th Judicial Circuit, Palm Beach County, Florida. On September 5, 1995, REAL VI filed a declaratory judgment action claiming that it is entitled to $376,500 of funds presently held in escrow which funds were realized from a refinancing of an apartment project in Boynton Beach, Florida in which REAL VI is the limited partner. The contestants to the escrow fund, in addition to REAL VI, were the general partners, Jeffrey Auslander and Jansen Properties of Florida, Inc., and Keith Rothchild, a judgment creditor of Auslander. In connection with REAL VI's litigation the parties reached a settlement during the period wherein Messrs. Auslander and Jansen were paid $180,000 as a distribution and they resigned as General Partners of the Local Partnership. In connection with their resignation, Rosewood Corporation (an affiliate of your General Partner) assumed the role of local operating general partner. Additional proceeds of approximately $150,000 were spent to cure deferred maintenance at the property and the balance of approximately $46,500 (less fees and costs) was distributed to REAL VI. The Property is operating at a breakeven level of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED VI
                            (A LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


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


              REAL ESTATE ASSOCIATES LIMITED VI AND
              SUBSIDIARIES (a California limited partnership)


              By:    National Partnership Investments
                     Corp., General Partner


              Date:
                    -------------------------------------------------------



              By:
                     -----------------------------------------------------
                     Bruce Nelson
                     President



              Date:
                    ------------------------------------------------------



              By:
                     -----------------------------------------------------
                     Shawn Horwitz
                     Executive Vice President and
                     Chief Financial Officer