Form 10-Q
period 1996-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 1996-11-14
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                         Commission File Number 2-82090

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-3778627

                         9090 WILSHIRE BLVD., SUITE 201
                           BEVERLY HILLS, CA.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ----      ----

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996




PART I.  FINANCIAL INFORMATION
       Item 1.  Financial Statements

                     Consolidated Balance Sheets,
                            September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . 1

                     Consolidated Statements of Operations,
                            Nine and Three Months Ended, September 30, 1996 and 1995  . . . . . . . . . . . 2

                     Consolidated Statement of Partners' Deficiency
                            Nine Months Ended September 30, 1996  . . . . . . . . . . . . . . . . . . . . . 3

                     Consolidated Statements of Cash Flows
                            Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . 4

                     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . 5

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation   . . . . . . . . . . . . . . . . . . . . . . . .  10


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

       Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                       1996              1995
                                                                    (Unaudited)        (Audited)
                                                                    -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                       $ 5,966,587        $ 5,619,146

RENTAL PROPERTY, net of accumulated depreciation
    (Notes 1 and 3)                                                  3,265,426          7,285,002

CASH AND CASH EQUIVALENTS (Note 1)                                   5,840,188          4,895,340

CASH, restricted (Note 1)                                               84,338             84,338

SHORT TERM INVESTMENTS (NOTE 1)                                        125,000            125,000

RECEIVABLES FROM LIMITED PARTNERSHIPS (Note 2)                          31,000              1,000

OTHER ASSETS                                                            66,217            327,313
                                                                   -----------        -----------

          TOTAL ASSETS                                             $15,378,756        $18,337,139
                                                                   ===========        ===========

                          LIABILITIES AND PARTNERS' DEFICIENCY
LIABILITIES:
    Mortgage notes payable related to properties (Notes 3 and 7)   $ 4,838,169        $ 9,890,564
    Notes payable and amounts due for partnership
        interests (Notes 4 and 7)                                    5,795,000          5,795,000
    Accrued interest payable (Notes 4 and 7)                         5,484,718          5,253,980
    Accounts payable                                                    25,990            193,501
    Other liabilities                                                   70,631            131,171
                                                                   -----------        -----------

                                                                    16,214,508         21,264,216
                                                                   -----------        -----------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

PARTNERS' DEFICIENCY:
    General partners                                                  (359,547)          (380,460)
    Limited partners                                                  (476,205)        (2,546,617)
                                                                   -----------        -----------

                                                                      (835,752)        (2,927,077)
                                                                   -----------        -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                  $15,378,756        $18,337,139
                                                                   ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                    Nine months      Three months       Nine months      Three months
                                                       ended             ended             ended            ended
                                                   Sept. 30, 1996    Sept. 30, 1996    Sept. 30, 1995    Sept. 30, 1995
                                                   --------------    --------------    --------------    --------------
RENTAL OPERATIONS:
      Revenues                                     $     950,365     $     254,052     $   2,035,583     $     683,635
                                                   --------------    --------------    --------------    --------------

      Expenses:
          Operating                                      537,448           154,572         1,141,766           412,069
          Depreciation and amortization (Note 3)         186,748            43,704           246,959            51,103
          Interest                                       442,503            95,092           762,677           254,136
                                                   --------------    --------------    --------------    --------------

                                                       1,166,699           293,368         2,151,402           717,308
                                                   --------------    --------------    --------------    --------------

LOSS FROM RENTAL OPERATIONS                             (216,334)          (39,316)         (115,819)          (33,673)
                                                   --------------    --------------    --------------    --------------

PARTNERSHIP OPERATIONS:
     Interest income                                     125,408            47,820           133,549            42,059
                                                   --------------    --------------    --------------    --------------

     Expenses:
         Management fees - general partner               388,119           125,274           461,991           153,521
         General and administrative                      206,734            40,873           205,263           197,076
         Mortgage commission - general partner                 -                 -           131,100                 -
         Interest expense                                389,738           129,913           389,738           129,913
                                                   --------------    --------------    --------------    --------------
                                                         984,591           296,060         1,188,092           480,510
                                                   --------------    --------------    --------------    --------------

LOSS FROM PARTNERSHIP
   OPERATIONS                                           (859,183)         (248,240)       (1,054,543)         (438,451)
                                                   --------------    --------------    --------------    --------------

GAIN FROM SALE OF RENTAL
   PROPERTY (Note 1)                                   2,050,417                 -                 -                 -

EQUITY IN INCOME OF LIMITED
   PARTNERSHIPS AND AMORTI-
   ZATION OF ACQUISITION COSTS                           519,000           173,000           279,000            93,000

DISTRIBUTIONS FROM LIMITED
    PARTNERSHIPS RECOGNIZED
    AS INCOME (Note 2)                                   597,425           468,225           235,771            10,588
                                                   --------------    --------------    --------------    --------------

NET INCOME (LOSS)                                  $   2,091,325     $     353,669     $    (655,591)    $    (368,536)
                                                   ==============    ==============    ==============    ==============

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP INTEREST (Note 1)                   $         124     $          21     $         (39)    $         (22)
                                                   ==============    ==============    ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)


                                                  General            Limited
                                                  Partners           Partners               Total
                                                -------------      -------------      -------------
PARTNERSHIP INTERESTS,
   September 30, 1996                                                    16,810
                                                                   =============


DEFICIENCY, January 1, 1996                     $   (380,460)      $ (2,546,617)      $ (2,927,077)

   Net income for the nine months
   ended September 30, 1996                           20,913          2,070,412          2,091,325
                                                -------------      -------------      -------------

DEFICIENCY, September 30, 1996                  $   (359,547)      $   (476,205)      $   (835,752)
                                                =============      =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                                1996               1995
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $ 2,091,325       $  (655,591)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Equity in (income) of limited partnerships
               and amortization of acquisition costs                           (519,000)         (279,000)
         Depreciation                                                           186,748           246,959
         (Increase) decrease in receivables from limited partnerships           (30,000)           70,500
         Decrease in other assets                                               261,096              -
         Increase in accrued interest payable                                   230,738           290,332
         (Decrease) increase in accounts payable                               (167,511)           18,941
         Decrease in other liabilities                                          (60,540)             -
         Gain on sale of rental property                                     (2,050,417)             -
                                                                            ------------      ------------

            Net cash used in  operating activities                              (57,561)         (307,859)
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions to limited partnerships recognized as
      as a return of capital                                                    171,559           254,267
   Proceeds from sale of rental property                                      5,883,245              -
                                                                            ------------      ------------

           Net cash provided by investing activities                          6,054,804           254,267
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of mortgages                                                      (5,052,395)             -
                                                                            ------------      ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                         944,848           (53,592)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                4,895,340         5,072,944
                                                                            ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 5,840,188       $ 5,019,352
                                                                            ============      ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
      Cash paid during the year for interest                                $   202,595       $   271,637
                                                                            ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 1996 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. The property had an outstanding loan of approximately $5,050,000 and a net book value of approximately $3,900,000. After payment of closings costs, the Partnership realized a gain of approximately $2,050,000 and cash of $830,000.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         As of September 30, 1996, the Partnership holds limited partnership interests in 27 local limited partnerships and a general partner interest in one general partnership. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds limited partner interests in seven local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 34 limited partnerships and one general partnership which own residential rental projects consisting of 2,832 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 80 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

         As of September 30, 1996, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

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

         The following is a summary of the investment in unconsolidated limited partnerships as of September 30, 1996:

         Balance, beginning of period                                $5,619,146
         Equity in income of limited partnerships                       606,000
         Amortization of acquisition costs                              (87,000)
         Cash distributions recognized as a return of capital          (171,559)
                                                                     ----------

         Balance, end of period                                      $5,966,587
                                                                     ==========

         The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1996 and 1995 of the unconsolidated limited partnerships in which the Partnership has investments:

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

                                     Nine months        Three months        Nine months         Three months
                                        ended               ended              ended                ended
                                   Sept. 30, 1996      Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1995
                                   --------------      --------------      --------------      --------------
          Revenues:
              Rental and other        $15,429,000         $5,143,000         $15,495,000          $ 5,165,000
                                      -----------         ----------         -----------          -----------

          Expenses:
              Depreciation              2,646,000            882,000           2,640,000              880,000
              Interest                  4,290,000          1,430,000           4,464,000            1,488,000
              Operating expenses       10,338,000          3,446,000           9,618,000            3,206,000
                                      -----------        -----------       -------------          -----------

          Total expenses               17,274,000          5,758,000          16,722,000            5,574,000
                                      -----------        -----------        ------------          -----------

                   Net loss           $(1,845,000)        $ (615,000)       $ (1,227,000)         $  (409,000)
                                      ============        ===========       ============          ===========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MORTGAGE NOTES PAYABLE

         The mortgage note outstanding at June 30, 1996 had an interest rate of
         9.5 percent per annum, with principal and interest payments due monthly. The note was refinanced in September 1996 at an interest rate of 8.63% per annum and matures in September 2006.

         The note is collateralized by the underlying rental property.

NOTE 4 - NOTES PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 percent and have principal maturities ranging from December 1996 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rented properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest equal to $5,521,924 at September 30, 1996, is due at maturity of the notes.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $388,000 and $462,000 for the nine months ended September 30, 1996 and 1995, respectively.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $35,780 and $32,800 for the nine months ended September 30, 1996 and 1995, respectively, and is included in general and administrative expenses.

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

                               SEPTEMBER 30, 1996


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

         The Partnership has committed as of September 30, 1996 to investments in limited partnerships requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.

         RESULTS OF OPERATIONS

         On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. The property had an outstanding loan of approximately $5,050,000 and a net book value of approximately $3,900,000. After payment of closings costs, the Partnership realized a gain of approximately $2,050,000 and cash of $830,000.

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

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of invested assets is payable to the corporate general partner. General and administrative expenses are higher in 1996 than in 1995 primarily because of expenditures for litigation regarding a dispute with a local partnership general partner.

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

                               SEPTEMBER 30, 1996


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

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The corporate general partner is a plaintiff or defendant in several suits, including the following related to REAL VI as of September 30, 1996.

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

                               SEPTEMBER 30, 1996


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


                               REAL ESTATE ASSOCIATES LIMITED VI AND
                               SUBSIDIARIES (a California limited partnership)


                               By:    National Partnership Investments
                                      Corp., General Partner


                               Date:
                                     ------------------------------------



                               By:
                                      -----------------------------------
                                      Bruce Nelson
                                      President



                               Date:
                                     ------------------------------------


                               By:
                                      -----------------------------------
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer