Form 10-K405
period 1996-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 1997-04-04
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1996

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

                             Yes    X       No
                                 -------        -------

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

REAL VI holds limited partnership interests in 27 local limited partnerships and a general partner interest in one general partnership. REAL VI also holds a general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partner interests in seven local limited partnerships. The other general partner of REA III is NAPICO. Therefore, REAL VI currently holds interests either directly or indirectly in 34 local limited partnership and one local general partnership, which own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Although each of the partnerships in which REAL VI has invested will generally own a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area. During 1996, projects in which REAL VI had invested were substantially rented. The following is a schedule

During 1996, projects in which REAL VI had invested were substantially rented. The following is a schedule of the status, as of December 31, 1996, of the projects owned by local partnerships in which REAL VI, either directly or indirectly through REA III, has invested.

                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                               DECEMBER 31, 1996

                                                       Units Authorized
                                                          For Rental
                                     No. of            Assistance Under               Units            Percentage of
Name & Location                      Units                Section 8                 Occupied            Total Units
---------------                      -----            -----------------           -----------          ------------
Limited Partnerships

Boynton Terrace                       89                     89                         87                 98%
Boynton Beach, FL

Cady Brook Apts.                      40                   None                         38                 95%
Charlton, MA

Cassidy Village                       98                     50                         90                 92%
Columbus, Ohio

Century Plaza                        120                    120                        119                 99%
Hampton, VA

City Heights
 Senior Citizens                     151                    150                        151                 100%
 Wilkes-Barre, PA

Crockett Manor                        38                     38                         37                 97%
Trenton, TN

Denny Place                           17                      4                         14                 82%
Los Angeles, CA

Drexel Park III                       72                      8                         71                 99%
Laurel, MD

Eastridge Apts.                       96                     65                         93                 97%
Briston, VA

Echo Valley Apts.                    100                    100                         95                 95%
Warwick, RI

Filmore I                             32                     32                         32                 100%
Phoenix, AZ

Grant-Ko Enterprises                  40                   None                         36                 90%
Platteville, WI

                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                               DECEMBER 31, 1996
                                   CONTINUED

                                                       Units Authorized
                                                          For Rental
                                     No. of            Assistance Under               Units            Percentage of
Name & Location                      Units                Section 8                 Occupied            Total Units
---------------                      -----            -----------------           -----------          ------------
Hudson Gardens                        41                     41                           41               100%
Pasadena, CA

Hummelstown Manor                     51                     50                           50               98%
Hummelstown, PA

Kentucky Manor                        48                   None                           39               81%
Oak Grove, KY

Lonsdale Housing                     131                    131                          131               100%
Providence, RI

Mariner's Cove                       500                    100                          495               99%
San Diego, CA

Marshall Plaza I                      40                     40                           38               95%
Lorain, Ohio

Marshall Plaza II                     50                     48                           50               100%
Lorain, Ohio

Menlo Estates                         80                     80                           80               100%
Riverside County, CA

Mulberry Towers                      206                    205                          206               100%
Scranton, PA

New-Bel-Mo                            34                   None                           31               91%
New Glarus, Bellemont,
Monticello, WI

Oakridge Apts. II                     48                      0                           47               98%
Biloxi, MS

Oakwood Manor                         34                     34                           34               100%
Milan, TN

Park Place                           126                    125                          121               96%
Ewing, NJ

                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                               DECEMBER 31, 1996
                                   CONTINUED

                                                       Units Authorized
                                                          For Rental
                                     No. of            Assistance Under               Units            Percentage of
Name & Location                      Units                Section 8                 Occupied            Total Units
---------------                      -----            -----------------           -----------          ------------
Park Place Apts.                         60                     60                         58                 97%
Cleveland, TX

Parkesedge Elderly Apts.                 45                     45                         45                100%
Parkesedge, PA

Penneco II                               76                     76                         61                 80%
Johnstown, PA

Sauk-Ko Enterprises                      30                   None                         26                 87%
Baraboo, WI

Sol 413                                  12                     12                         12                100%
Old San Juan, PR

Valley Oaks Senior                       50                   None                         49                 98%
Gault, CA

Victory Square                           81                     81                         78                 96%
Canton, Ohio

Villas de Orocovix                       41                     41                         41                100%
Orocovix, PR

Willow Wood                              19                      4                         17                 89%
Los Angeles, CA

Peppertree                              136                   None                        133                 98%
Cypress, CA
                                  ---------              ---------                  ---------          ----------
TOTALS                                2,832                  1,829                      2,746                 97%
                                  =========              =========                  =========          ==========

ITEM 2.       PROPERTIES

Through its investment in local limited and general partnerships, REAL VI holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3.       LEGAL PROCEEDINGS

As of December 31, 1996, the Partnership's General Partner was a plaintiff or defendant in several suits. None pf these lawsuits were related to the Partnership.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1996, there were 3,613 registered holders of units in REAL VI. Distributions have not been made from the inception of the Partnership to December 31, 1996. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.              SELECTED FINANCIAL DATA


                                                            Year Ended December 31,
                                ----------------------------------------------------------------------------
                                    1996            1995           1994            1993             1992
                                ------------    ------------    ------------    ------------    ------------
(Loss) Income from
   Rental Operations           $   (175,242)   $   (246,036)   $   (238,520)   $   (105,574)   $     37,498

Loss from Partnership
   Operations                    (1,129,499)     (1,307,251)     (1,110,060)     (1,422,906)     (1,037,379)

Gain on Foreclosure               1,902,022             --              --        4,095,110             --

Equity in Income (Loss)
   of Limited Partnerships
   and Amortization of
   Acquisition Costs                603,934         415,526         433,356        (111,547)       (130,549)

Distribution from
   Limited Partnerships
   Recognized as Income             597,425         347,163         500,498         247,782         524,913
                                ------------    ------------    ------------    ------------    ------------
Net Income (Loss)              $  1,798,640    $   (790,598)   $   (414,726)   $  2,702,865    $   (605,517)
                                ============    ============    ============    ============    ============
Net Income (Loss) per
   Limited Partnership
   Interest                    $        107    $        (47)   $        (24)   $        159    $        (36)
                                ============    ============    ============    ============    ============

Total Assets                   $ 15,286,368    $ 18,337,139    $ 18,725,681    $ 18,810,269    $ 19,980,037
                                ============    ============    ============    ============    ============

Investments in
   Limited
   Partnerships                $  6,051,522    $  5,619,146    $  5,213,864    $  5,032,639    $  5,415,475
                                ============    ============    ============    ============    ============

Rental Property                $  3,158,470    $  7,285,002    $  7,638,829    $  7,937,314    $  8,288,223
                                ============    ============    ============    ============    ============

Mortgage
   Notes Payable               $  4,886,300    $  9,890,564    $  9,993,001    $ 10,086,190    $ 10,170,965
                                ============    ============    ============    ============    ============

Notes Payable and
   Amounts Due for
   Partnership
   Interests                   $  5,795,000    $  5,795,000    $  5,795,000    $  5,795,000    $  5,795,000
                                ============    ============    ============    ============    ============

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

The financial statements of the two general partnerships in which REAL VI is the majority general partner, have been consolidated in the accompanying financial statements. One of these partnerships is a local operating partnership which owns and operates an apartment building. The units are leased primarily on a month-to-month basis. These partnerships' primary source of funds are the rental payments from tenants. Expenditures primarily include normal operating expenses and debt service.

CAPITAL RESOURCES

REAL VI received $42,000,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period April 22, l983, to March 31, 1984, pursuant to a registration statement on Form S-11.

The Partnership has committed, as of December 31, 1996, to make additional capital contributions of $90,500 to its investee limited partnerships, if certain conditions are met. This amount has not been reflected as a liability in the accompany financial statements. The Partnership has no significant commitments for additional capital expenditures to the general partnership which has been consolidated.

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

In 1996, the sale of one property reduced rental operations as compared with the prior two years.

On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. After payment of closings costs, the Partnership realized a gain of approximately $1,902,000 and received cash of $830,000.

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

Except for certificates of deposit and money market funds, the Partnership's investments are primarily, interests in other limited and general partnerships owning government assisted projects. Funds temporarily not required for such investments in projects are invested providing interest income as reflected in the statement of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

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

Partnership operating expenses, exclusive of management fees, consist substantially of professional fees for services rendered to the Partnership. Such expenses are consistent with the prior year.

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

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VI
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited VI (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 27 percent and 15 percent of total assets as of December 31, 1996 and 1995, respectively, and the equity in income of these limited partnerships represents 12 percent, 13 percent and 9 percent of the total net income of the Partnership for the years ended December 31, 1996, 1995 and 1994, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VI as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

[LOGO]

[SANSIVERI, KIMBALL & MCNAMEE, LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Charlton Housing Associates
(A Limited Partnership)

We have audited the accompanying balance sheet of Charlton Housing
Associates (A Limited Partnership) (the Partnership) as of December 31, 1996, 1995 and 1994, and the related statements of revenue and expenses, cash flows, and changes in partners' capital (deficit) for each of the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charlton
Housing Associates as of December 31, 1996, 1995 and 1994, and the results of its operations, its cash flows, and its changes in partners' capital (deficit) for each of the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis, as required by USDA Rural Development, and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Sansiveri, Kimball & McNamee, L.L.P.

January 15, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Cassady Village Apartments, Ltd.

We have audited the balance sheets of CASSADY VILLAGE APARTMENTS, LTD., FHA Project Number 043-44028-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cassady Village Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.


Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

/s/Altschuler, Melvoin & Glasser, LLP

Chicago, Illinois
January 21, 1997

                                     [LOGO]
                [Altschuler, Melvoin and Glasser LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
PM-1 Associates, Ltd.

We have audited the accompanying balance sheets of PM-1 ASSOCIATES, LTD., FHA Project Number 051-35031-LDI-SUP, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PM-1
Associates, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997, on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 17, 1997

[LOGO]
[PARENTE RANDOLPH ORLANDO CAREY & ASSOCIATES LETTERHEAD]

To the Partners
City Heights Development Company:

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

    We have audited the accompanying balance sheets of City Heights Development Company (a limited partnership), FHA Project No. 034-32029, as of December 31, 1996 and 1995, and the related statements of income, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Heights Development Company (a limited partnership) as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1997, on our consideration of City Heights Development Company's (a limited partnership) internal control structure, and reports dated January 29, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 14 to 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements of City Heights Development Company (a limited partnership) Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Parente Randolph Orlando Carey & Associate

Wilkes-Barre, Pennsylvania
January 29, 1997

[LOGO]
[LANDSMAN, FRANK AND BLOCH LETTERHEAD]

Independent Auditors' Report

To the Partners
Crockett Manor Apartments
(A Limited Partnership)

    We have audited the accompanying balance sheets of Crockett Manor Apartments (A Limited Partnership), FHA Project Number 086-35171-PM-L8, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crockett Manor Apartments (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

  In accordance with Government Auditing Standards, we have also issued a report dated February 20, 1997 on our consideration of the Partnership's internal control structure and reports dated February 20, 1997 on its compliance with specific requirements applicable to major and nonmajor HUD programs and affirmative fair housing.

    Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 12 through 21) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California
February 20, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

To the Partners of
Denny Place
                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of DENNY PLACE (a California limited partnership), CHFA Project No. 82-63-S (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Denny Place as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
          THE MARYLAND DEPARTMENT OF HOUSING AND COMMUNITY DEVELOPMENT

To the Partners of
Drexel Park Three Limited Partnership

We have audited the accompanying balance sheets of DREXEL PARK THREE LIMITED PARTNERSHIP, CDA Project Number ANN-7, (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Park Three Limited Partnership at December 31, 1996 and 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1997 on our consideration of the Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data shown on pages 13 through 23 are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information, except for the Monthly Income and Expense Statement (Cash Basis) shown on pages 19 and 20, not audited, on which we expressed no opinion, has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
February 15, 1997

[LOGO]
[McCURRY & ASSOCIATES, CPA, PC LETTERHEAD]

Eastridge Associates
Bristol, Virginia

We have audited the accompanying balance sheet of Eastridge Associates,HUD Project No. 051-55021-LDC (a limited partnership), as of December 31, 1996, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastridge Associates at December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated
Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 1997, on our consideration of Eastridge Associates' internal control structure, and reports dated January 21, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

/s/McCurry & Associates, CPA

[LOGO]
[PAUL DAMIANO LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Riverpoint Aasociatea
a/k/a Echo Valley Aasociatea
(A Limited Partnership)
W. Warwick, RI

We have audited the accompanying balance sheet of RIHMFC Project No. RI-43-H023-021 of Rivarpoint Aasociatea, ask/a Echo Valley Aasociatea (a limited partnership) as of June 30, 1996, and the related statements of profit and lose and changes in partners' capital deficiency and cash flows for the year than ended. These financial stataments are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditina Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial stataments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Note 1 to the financial statments, the partnership has computed depreciation on several major assets in accordance, with accelerated cost recovery system (ACRS) required for federal income tax purposes, which does not allocate depreciation to expense over the estimated useful lives to conform with generally accepted accounting principles. If the financial statements were corrected for that departure from generally accepted accounting principles, based on a straight-line depreciation method, accumulated depreciation would be decreased by $2,078,375 as of June 30, 1996 and net income would be increased by $67,629 for the year then ended.

In our opinion, except for the effects of computing depreciation as discussed in the proceeding paragraph, the financial statements referred to above present fairly in all material respects, the financial position of RIHMFC Project No. RI-43-023-021 as of June 30, 1996 and the results of its operations and the changes in partners' capital deficiency and cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 11-16 are presented for the purposes of additional analysis and are not a required part of the basic financial statements of RIHMFC Project No. RI-43-H023-021. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated September 17, 1996 on our consideration of Riverpoint Associates' internal control structure and a report dated September 17, 1996 on its compliance with specific requirements applicable to RIHMFC-programs.

/s/Paul Damiano CPA PC

September 17, 1996

[LOGO]
[Eide Helmeke PLLP LETTERHEAD]

The Partners
Fillmore Investors, Ltd.
Phoenix, Arizona

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Fillmore Investors, Ltd. (an Arizona limited partnership) (Federal Housing Administration Project No. 123-35128) as of December 31, 1996 and 1995, and the related statements of revenue and expense, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fillmore Investors, Ltd. as of December 31, 1996 and 1995, and the results of its operations and the changes in partner's deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HIJD Programs," we have also issued reports dated January 23, 1997 on our consideration of Fillmore Investors, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affimnative fair housing, and laws and regulations applicable to the financial statements.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 12 through 18) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Fillmore Investors, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Eide Helmeke PLLP
Phoenix, Arizona
January 23, 1997

[LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

The Partners
Hudson Street Apartments
Culver City, California

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Hudson Street Apartments (a California partnership), CHFA Project No. 79-19-S, as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson Street Apartments as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated January 22, 1997 on our consideration of Hudson Street Apartments' Internal Control Structure an on its compliance with laws and regulations applicable to the California Housing Financing Agency's financial assistance programs.

/s/ Nanas, Stern, Biers, Neinstein and Co. LLP

January 22, 1997

[LOGO]
[MCKONLY & ASBURY LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Hummelstown Housing Associates
Hummelstown, Pennsylvania

We have audited the accompanying statements of assets, liabilities, and partners' equity of Hummelstown Housing Associates (a limited partnership), RD Project No. 44-22-370571782, as of December 31, 1996 and 1995, and the related statements of revenues and expenses, partners' equity, and cash flows, all prepared on the income tax reporting basis for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the accounting basis used for income tax purposes; consequently, depreciation methods have been used which do not relate to the useful life of the property. In addition, interest paid during the construction period was expensed. This differs from generally accepted accounting principles which require construction period interest to be capitalized and depreciated over the useful lives of the fixed assets. Accordingly, the accompanying financial statements are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of Hummelstown Housing Associates (a limited partnership) at December 31, 1996 and 1995, and its revenues and expenses, changes in partners' equity and its cash flows for the years then ended on the basis of accounting described in the notes to the financial statements.

In accordance with Government Auditing Standards, we have also issued a report dated January 9, 1997 on our consideration of Hummelstown Housing Associates' internal control structure and a report dated January 9, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 18 through 22 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McKonly & Asbury

Harrisburg, Pennsylvania
January 9, 1997

INDEPENDENT AUDITOR'S REPORT

To the Partners
Kentucky Manor Apartments, LTD.
Oak Grove, Kentucky

    We have audited the accompanying balance sheet of Kentucky Manor Apartments, LTD. (a limited partnership), RHCD Project No. 20-024-611005769, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States,and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Manor Apartments, LTD. (a limited partnership) as of December 31, 1996 and 1995, and the results of its operations, the changes in partner's equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1997 on our consideration of Kentucky Manor Apartments, LTD.'s internal control structure and a report dated January 27, 1997 on it's compliance with laws and regulations.

/s/ Thurman Campbell & Co.

January 27, 1997

[LOGO]
[KPMG PEAT MARWICK LLP LETTERHEAD]

Report on Audited Financial Statements and Supplementary Information Independent Auditors' Report

The Partners
Lonsdale Housing Associates
(A Limited Partnership):

We have audited the accompanying balance sheet of Lonsdale Housing Associates (A Limited Partnership)(the "Partnership"), HUD Project No. RI-43-HO23-087, as of May 31, 1996, and the related statements of profit and loss (on HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of May 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated June 21, 1996 on: our consideration of the Partnership's internal control structure, the Partnership's compliance with specific requirements applicable to major HUD programs, and the Partnership's compliance with specific requirements applicable to affirmative fair housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included in Schedules 1 through 7 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ KPMG PEAT MARWICK LLP
  June 21, 1996

[LOGO]
[WILSON, MCCALL & DAORO LETTERHEAD]

The Partners
Lincoln Mariners Associates Limited
a California limited partnership)

Independent Auditors' Report

    We have audited the accompanying statement of assets, liabilities and project deficit of Mariners Cove Apartments ("Project"), FHA Project No. 129-35077-PM-LS, owned by Lincoln Mariners Associates Limited (a California limited partnership), as of December 31, 1996, and the related statements of project profit and loss, changes in project deficit, and project cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1996, and the results of its operations and the changes in project deficit and project cash flows for the year then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated February 13, 1997 on our consideration of the Project's internal control structure and reports dated February 13, 1997 on its compliance with laws and regulations.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Wilson McCall & Daoro
San Francisco, California
  February 13, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Venturers of
Civic Housing Associates I
aka Marshall Plaza Apartments - Phase I

We have audited the balance sheets of CIVIC HOUSING ASSOCIATES I AKA MARSHALL PLAZA APARTMENTS - PHASE I, FHA Project Number 042-55046-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in venturers' equity and cash flows for the years then ended. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Civic Housing Associates I - Phase I aka Marshall Plaza Apartments - Phase I as of December 31, 1996 and 1995, and the results of its operations, changes in venturers' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Venture's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

/s/Alschuler, Melvoin and Glasser LLP

Chicago, Illinois
January 21, 1997

                                     [LOGO]
                [ALSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                   AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Civic Housing Associates II
aka Marshall Plaza Apartments - Phase II

We have audited the balance sheets of CIVIC HOUSING ASSOCIATES II, aka MARSHALL PLAZA APARTMENTS - PHASE II, FHA Project Number 042-55054-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Civic Housing Associates II, aka Marshall Plaza Apartments - Phase II, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser

Chicago, Illinois
January 21, 1997

[LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Hemet Estates
Los Angeles, California

We have audited the accompanying balance sheets of Hemet Estates (a California partnership), CHFA Project No. 79-104-S, as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hemet Estates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated February 6, 1997 on our consideration of Hemet Estates' Internal Control Structure and its compliance with requirements applicable to the California Housing Finance Agency's financial assistance programs.

/s/ NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

February 6, 1997

[LOGO]
[PARENTE.RANDOLPH.ORLANDO.CAREY &ASSOCIATES LETERHEAD]

To the Partners
Mulberry Associates.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

    We have audited the accompanying balance sheets of Mulberry Associates (a limited partnership), FHA Project No. 034-35146-LD, as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mulberry Associates (a limited partnership) as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1997, on our consideration of Mulberry Associates' (a limited partnership) internal control structure, and reports dated January 29,1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 14 to 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Mulberry Associates (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/PARENTE RANDOLPH ORLANDO CAREY & ASSOCIATES

Wilkes-Barre, Pennsylvania
January 29, 1997

[LOGO]
[R. BEN YOUNG & ASSOCIATES LETTERHEAD]

Partners
Oak Ridge Park Apartments, Ltd.
Phase II
D'Iberville, Mississippi

INDEPENDENT AUDITORS' REPORT

I have audited the balance sheets of Oak Ridge Park Apartments, Ltd.  (Phase
II) as of December 31, 1996 and 1995, and the related statements of income, partner's equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and generally accepted government auditing standards, as set forth in Government Auditing Standards (1988 Revision) issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit rovides a reasonable basis for my opinion.

As described in NOTE A to the financial statements, the partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes. Accordingly, the accompanying financial statements are not intended to present financial position and results of operation in conformity with generally accepted accounting principles.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Park Apartments, Ltd. (Phase II) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended on the basis of accounting described in NOTE A

/s/R. Ben Young CPA

February 26, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
                THE TENNESSEE HOUSING DEVELOPMENT AGENCY AND THE
                U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Oakwood Manor Associates, Ltd.

We have audited the accompanying balance sheets of OAKWOOD MANOR ASSOCIATES, LTD. (a Tennessee limited partnership) THDA Project No. 8.9.02 (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express and opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor Associates, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Alschuler, Melvoin and Glasser LLP

Los Angeles, California
February 17, 1997

[LOGO]
[FISHBEIN & COMPANY, P.C. LETTERHEAD]

Partners
Park Place Associates

INDEPENDENT AUDITOR'S REPORT

    We have audited the accompanying balance sheets of PARK PLACE ASSOCIATES (A New Jersey Limited Partnership) as of December 31, 1996, 1995, and 1994, and the related statements of income, equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and "Government Auditing Standards" issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The Partnership's policy is to prepare its financial statements on the basis of accounting practices prescribed or permitted by the New Jersey Housing & Mortgage Finance Agency. These practices differ in some respects from generally accepted accounting principles as more fully described in Note 1-b to the financial statements. Accordingly, the accompanying statement of operations is not intended to present the results of operations in conformity with generally accepted accounting principles.

    In our opinion, except as noted in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Park Place Associates as of December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 11 through 18) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

    In accordance with "Government Auditing Standards" and the "Consolidated Audit Guide for Audits of HUD Programs" issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 1997, on our consideration of Park Place Associates' internal control structure and reports dated January 17, 1997, on its compliance with specific requirements applicable to major HUD programs and affirmative fair housing.

  /s/Fishbein & Company, PC

[LOGO]
[SCOTT & COMPANY LETTERHEAD]

To the Partners of
Park Place Apartments, Ltd.
Cleveland, Texas

Independent Auditor's Report

We have audited the accompanying balance sheet of Park Place Apartments, Ltd., FHA Project No. 114-35316-PM-L8 (a limited partnership), as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the July, 1993, Consolidated Audit Guide for Audits of HUD Programs. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the above mentioned financial statements present fairly, in all material respects, the financial position of Park Place Apartments, Ltd. as of December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated February 13, 1997 on our consideration of the Partnership's internal control structure and two reports dated February 13, 1997 on its compliance with specific requirements applicable to major HUD programs and Affirmative Fair Housing.

Park Place Apartments, Ltd
Independent Auditor's Report
Page 2

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data (shown on pages 13 through 18) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Park Place Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/Scott & Company

February 13, 1997

[LOGO]
[LEONIAK, BAIR & COMPANY LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

Partners
Parkesedge Associates
State College, Pennsylvania

    We have audited the accompanying balance sheets of Parkesedge Associates as of December 31, 1996 and 1995, and the related statements of income and partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkesedge Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 1997 on our consideration of Parkesedge Associates' internal control structure and a report dated February 1, 1997 on its compliance with laws and regulations.

/s/Leoniak, Bair & Company

State College, Pennsylvania
February 1, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                        INDEPENDENT AUDITORS' REPORT ON
                      FINANCIAL STATEMENTS AND ADDITIONAL
                         FINANCIAL DATA REQUIRED BY THE
                U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Owners of
Penneco Associates of Johnstown II

We have audited the balance sheets of PENNECO ASSOCIATES OF JOHNSTOWN
II, FHA Project Number PA-28-0004-025, as of December 31, 1996 and 1995, and the statements of operations, changes in project deficit and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penneco Associates of Johnstown II as of December 31, 1996 and 1995, and the results of its operations, changes in project deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming the Project will continue as a going concern. As discussed in Notes 3 and 6 to the financial statements, the Project's capital deficit, unpaid property taxes and legal judgment raise substantial doubt about the Project's ability to continue as a going concern. Management's plans regarding these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditinq Standards, we have also issued a report dated February 6, 1997, on our consideration of the Project's internal control structure and a report dated February 6, 1997, on its compliance with laws and regulations.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data on pages 13 through 17 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

/s/ Altschuler, Melvoin & Glasser LLP

Chicago, Illinois
February 6, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Peppertree Associates

We have audited the accompanying balance sheets of PEPPERTREE ASSOCIATES (a general partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peppertree Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Altschuler, Melvoin & Glasser LLP

Los Angeles, California
January 29, 1997

[LOGO]
[SANTIAGO, RILEY & REZNICK LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sol 413 Limited Dividend Partnership

    We have audited the accompanying balance sheet of Sol 413 Limited Dividend Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sol 413 Limited Dividend Partnership, as of December 31, 1996, and the results of its operations, changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such formation has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects, if any, of the items discussed in the third paragraph, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 13,1997, on our consideration of Sol 413 Limited Dividend Partnership's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Santiago, Riley & Reznick
San Juan, Puerto Rico
January 13,1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Victory Square Apartments,
Limited Partnership

We have audited the balance sheets of VICTORY SQUARE APARTMENTS, LIMITED PARTNERSHIP, FHA Project Number 042-35196-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Square Apartments, Limited Partnership at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

/s/Alschuler, Melvoin and Glasser LLP

Chicago, Illinois
January 21, 1997

[LOGO]
[HORWATH VELEZ SEMPRIT & CO LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
Orocovix Limited Dividend Partnership
(A Limited Partnership)
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Orocovix Limited Dividend Partnership (a limited partnership), HUD Project No. RQ46R000031 and FmHA Project No. 63-02-60660405607, as of December 31, 1996 and 1995, and the
related statements of operations, partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orocovix Limited Dividend Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Horwath Velez Semprit & Co

January 24, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of WILLOW WOOD APARTMENTS (a California limited partnership), CHFA Project No. 82-70-S (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Wood Apartments as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 17, 1997

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                               1996            1995
                                                                           ------------    -------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                              $  6,051,522    $   5,619,146

RENTAL PROPERTY, net of accumulated depreciation (Note 1)                    3,158,470        7,285,002

CASH AND CASH EQUIVALENTS (Note 1)                                           5,849,983        4,895,340

CASH, restricted (Note 3)                                                       35,750           84,338

SHORT TERM INVESTMENTS (Note 1)                                                 -               125,000

RECEIVABLES FROM LIMITED PARTNERSHIPS (Note 2)                                  -                 1,000

OTHER ASSETS                                                                   190,643          327,313
                                                                           ------------    -------------
          TOTAL ASSETS                                                    $ 15,286,368    $  18,337,139
                                                                           ============    =============

                                  LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
    Mortgage notes payable related to properties (Notes 4 and 9)          $  4,886,300    $   9,890,564
    Notes payable and amounts due for partnership
        interests (Notes 5 and 9)                                            5,795,000        5,795,000
    Accrued interest payable (Notes 5 and 9)                                 5,650,383        5,253,980
    Accounts payable                                                            47,372          193,501
    Other liabilities                                                           35,750          131,171
                                                                           ------------    -------------
                                                                            16,414,805       21,264,216
                                                                           ------------    -------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 6 and 7)

PARTNERS' DEFICIENCY:
    General partners                                                          (362,474)        (380,460)
    Limited partners                                                          (765,963)      (2,546,617)
                                                                           ------------    -------------
                                                                            (1,128,437)      (2,927,077)
                                                                           ------------    -------------
           TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                     $ 15,286,368    $  18,337,139
                                                                           ============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                       1996             1995             1994
                                                   ------------     ------------     ------------
RENTAL OPERATIONS:
   Revenues                                       $  1,211,516     $  2,715,123     $  2,680,834
                                                   ------------     ------------     ------------
   Expenses:
     General and administrative                        162,929          429,258          430,353
     Operating                                         395,170        1,040,846          991,264
     Management fees - affiliate (Note 6)               76,862          165,018          169,372
     Depreciation and amortization (Note 1)            210,414          381,897          374,903
     Interest                                          541,383          944,140          953,462
                                                   ------------     ------------     ------------
                                                     1,386,758        2,961,159        2,919,354
                                                   ------------     ------------     ------------
LOSS FROM RENTAL OPERATIONS                           (175,242)        (246,036)        (238,520)
                                                   ------------     ------------     ------------
PARTNERSHIP OPERATIONS:
   Interest income                                     165,591          168,911          221,268
                                                   ------------     ------------     ------------
   Expenses:
     Management fees - general partner (Note 6)        513,393          535,489          624,120
     Mortgage brokerage fees - general partner
        (Note 6)                                        -               131,100           -
     General and administrative                        262,047          289,923          187,558
     Interest                                          519,650          519,650          519,650
                                                   ------------     ------------     ------------
                                                     1,295,090        1,476,162        1,331,328
                                                   ------------     ------------     ------------
LOSS FROM PARTNERSHIP OPERATIONS                    (1,129,499)      (1,307,251)      (1,110,060)
                                                   ------------     ------------     ------------
GAIN ON SALE OF RENTAL PROPERTY (Note 1)             1,902,022          -                -

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                             603,934          415,526          433,356

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                  597,425          347,163          500,498
                                                   ------------     ------------     ------------
NET INCOME (LOSS)                                 $  1,798,640     $   (790,598)   $    (414,726)
                                                   ============     ============     ============
NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                $        107     $        (47)   $         (24)
                                                   ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                          General           Limited
                                          Partners          Partners           Total
                                       -------------     -------------     -------------
DEFICIENCY, January 1, 1994            $   (368,407)    $  (1,353,346)     $ (1,721,753)

   Net loss, 1994                            (4,147)         (410,579)         (414,726)
                                       -------------     -------------     -------------
DEFICIENCY, December 31, 1994              (372,554)       (1,763,925)       (2,136,479)

   Net loss, 1995                            (7,906)         (782,692)         (790,598)
                                       -------------     -------------     -------------
DEFICIENCY, December 31, 1995              (380,460)       (2,546,617)       (2,927,077)

   Net income, 1996                          17,986         1,780,654         1,798,640
                                       -------------     -------------     -------------
DEFICIENCY, December 31, 1996          $   (362,474)     $   (765,963)     $ (1,128,437)
                                       =============     =============     =============


The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                            1996            1995             1994
                                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                                  $  1,798,640    $   (790,598)   $   (414,726)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Gain on sale of rental property                                 (1,902,022)         -               -
         Equity in (income) loss of limited partnerships
               and amortization of acquisition costs                       (603,934)       (415,526)       (433,356)
         Depreciation and amortization                                      210,414         353,827         346,832
         Decrease in receivables from limited partnerships                    1,000         256,250         126,500
         Decrease in other assets                                           136,670           5,581          25,164
         Increase in accrued interest payable                               396,403         419,435         359,641
         (Decrease) increase in accounts payable                           (146,129)         87,006          43,161
         (Decrease) increase in other liabilities                           (95,421)         (1,948)         20,525
                                                                        ------------    ------------    ------------
            Net cash provided by (used in)  operating activities           (204,379)        (85,973)         73,741
                                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions to limited partnerships recognized
      as a return of capital                                                176,852         201,288         257,425
   Decrease in restricted cash                                               48,588             562           2,841
   Decrease (increase) in short term investments                            125,000         -              (125,000)
   Capital contribution to investee limited partnership                      (5,294)       (191,044)         (5,294)
   Addition to rental property                                              -               -               (48,347)
   Proceeds from sale of rental property                                  5,818,140         -               -
                                                                        ------------    ------------    ------------
           Net cash provided by investing activities                      6,163,286          10,806          81,625
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of mortgages                                                  (5,004,264)       (102,437)        (93,189)
                                                                        ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                       954,643        (177,604)         62,177
                                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                      4,895,340       5,072,944       5,010,767
                                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                         $  5,849,983    $  4,895,340    $  5,072,944
                                                                        ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
      Cash paid during the year for interest                           $    664,630    $  1,044,356    $    160,009
                                                                        ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


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

       The consolidated financial statements include the accounts of Real Estate Associates Limited VI and its majority-owned general partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Losses in excess of the minority interest in equity that would otherwise be attributed to the minority interest are being allocated to the Partnership.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       The costs of rental property and estimated useful lives for depreciation are as follows:

                                                  Estimated
                                                    Useful
                                                    Lives                      1996              1995
                                                 ----------                 -----------       ------------
       Land                                                                  $1,557,180        $1,935,839
       Buildings                                25 years                      3,283,659         9,317,202
       Equipment                                3 to 5 years                    824,580           824,580
                                                                            -----------       -----------
                                                                              5,665,419        12,077,621
       Less-Accumulated Depreciation
         and Amortization                                                     2,506,949         4,792,619
                                                                            -----------       -----------

                                                                            $ 3,158,470       $ 7,285,002
                                                                            ===========       ===========

       On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. After payment of closings costs, the Partnership realized a gain of approximately $1,902,000.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of unrestricted cash and bank certificates of deposit with maturities of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with one high credit quality financial institution. Such cash and cash equivalents are in excess of the FDIC insurance limit.

       SHORT TERM INVESTMENTS

       Short term investments consist of bank certificates of deposit with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

       IMPAIRMENT OF LONG-LIVED ASSETS

       The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

2.     INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 27 limited partnerships and a general partner interest in one general partnership. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds limited partner interests in seven limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 34 limited partnerships and one general partnership, which own residential low income rental projects consisting of 2,832 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

       As of December 31, 1996, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

       In 1993, a limited partnership (Lincoln Mariner's Associates Limited) entered into a Loan Agreement with the City of San Diego to issue $15,700,000 of new Mortgage Revenue Funding Bonds to refinance the mortgage and refund the bonds. The annual interest rate on the mortgage was reduced from 10.85 percent to 9.36 percent through August 1, 1995, and 5.575 percent thereafter through maturity on August 1, 2015. The Partnership and N.C. Lincoln Company (an affiliate of the general partner of Lincoln

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Mariner's Associates Limited) each loaned Lincoln Mariner's Associates Limited $382,500, to pay the costs and expenses in connection with the refunding and refinancing. These loans bore interest at 12 percent per annum and were fully amortized and paid by August 1, 1995.

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

       By completing this transaction, the local partnership benefits by sharing in the debt service savings resulting from a reduction in the mortgage interest rate. Ten percent (10%) of these savings will be deposited in the Replacement Reserve account, under the control of HUD, for the benefit of the property.

       Equity in losses of unconsolidated limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $27,372,000 and $24,636,000 as of December 31, 1996 and 1995, respectively.

       Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

       The following is a summary of the investments in unconsolidated limited partnerships and reconciliation to the limited partnership accounts:

                                                               1996                1995
                                                            ----------          ----------
Investment balance, beginning of year                       $5,619,146          $5,213,864
Capital contributions to limited partnerships                    5,294             191,044
Cash distributions recognized as a return of capital          (176,852)           (201,288)
Amortization of additional basis and capitalized
  acquisition costs and fees                                  (244,391)           (244,391)
Equity in income of limited partnerships                       848,325             659,917
                                                           -----------         -----------

Investment balance, end of year                             $6,051,522          $5,619,146
                                                            ==========          ==========

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The difference between the investment per the accompanying balance sheets at December 31, 1996 and 1995, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of limited partnerships, additional basis and costs capitalized to the investment account and cumulative distributions recognized as income.

       Selected financial information from the combined financial statements at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets


                                                               1996             1995
                                                             --------         --------
                                                                 (in thousands)

 Land and buildings, net                                     $ 54,130         $ 56,724
                                                             ========         ========
 Total assets                                                $ 72,075         $ 72,743
                                                             ========         ========
 Mortgage loans payable                                      $ 71,021         $ 72,765
                                                             ========         ========
 Total liabilities                                           $100,740         $ 98,041
                                                             ========         ========
 Deficiency of the Real Estate Associates Limited VI         $(26,876)        $(23,999)
                                                             ========         ========
 Deficiency of other partners                                $ (1,777)        $ (1,299)
                                                             ========         ========

                            Statements of Operations

                                                              1996             1995              1994
                                                            -------          --------          -------
                                                                          (in thousands)

       Total revenue                                       $ 21,246          $ 20,571          $20,662
                                                           ========          ========          =======
       Interest expense                                    $  5,561          $  5,720          $ 5,954
                                                           ========          ========          =======
       Depreciation                                        $  3,597          $  3,529          $ 3,521
                                                           ========          ========          =======
       Total expenses                                      $ 23,123          $ 23,034          $22,295
                                                           ========          ========          =======
       Net loss                                            $ (1,877)         $ (2,463)         $(1,633)
                                                           ========          ========          =======
       Net loss allocable to the Partnership               $ (1,869)         $ (2,214)         $(1,621)
                                                           ========          ========          =======

       Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

       An affiliate of NAPICO is the general partner in 10 of the limited partnerships included above, and another affiliate receives property management fees ranging from 5 percent to 7 percent of the revenue from six of these partnerships. The affiliate received property management fees of $179,660, $178,106 and $173,152 in 1996, 1995 and 1994
       respectively. The following sets forth the significant data for the partnerships in which an affiliate of NAPICO was the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                                               1996            1995         1994
                                             --------        --------     --------
                                                           (in thousands)

Total assets                                  $12,049         $12,225
                                              =======         =======
Total liabilities                             $14,813         $14,616
                                              =======         =======
Deficiency of Real Estate Associates
  Limited VI                                  $(2,674)        $(2,307)
                                              =======         =======
Deficiency of other partners                  $   (89)        $   (85)
                                              =======         =======
Total revenue                                 $ 3,213         $ 3,136     $ 2,912
                                              =======         =======     =======
Net loss                                      $ (340)         $  (502)    $  (214)
                                              =======         =======     =======

3.     CASH, RESTRICTED

       Restricted cash at December 31, 1996 and 1995 consists of tenants' security deposits.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


4.     MORTGAGE NOTE PAYABLE RELATED TO PROPERTY

       Mortgage notes payable related to properties consist of the following at December 31, 1996 and 1995:

                                                              1996                    1995
                                                              ----                    ----

       Mortgage note bears interest
       at 9.5 percent per annum, with
       monthly principal and interest
       payments of $42,724, due
       January 1, 1997.  The note was
       repaid in 1996 in connection with
       the sale of the property                           $         -              $ 5,052,395

       Mortgage note bears interest at 8.78
       percent (9.5 percent in 1995) per annum,
       with monthly principal and interest
       payments of $40,385, due September 10, 2006.         4,886,300                4,838,169
                                                          -----------              -----------

                                                          $ 4,886,300              $ 9,890,564
                                                          ===========              ===========

             The notes are collateralized by the rental properties.

       The mortgage note payable at December 31, 1996 requires principal payments as follows:

              1997                                     $     57,896
              1998                                           63,189
              1999                                           68,966
              2000                                           75,270
              2001                                           82,152
              Thereafter through 2006                     4,538,827
                                                         ----------

                                                         $4,886,300
                                                         ==========

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


5.     NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS (CONTINUED)

       Maturity dates of the notes payable and related accrued interest are as follows:

                                                                    Accrued
       Years Ending December 31,                   Notes            Interest
       -------------------------              --------------      ------------
              1997                              $                  $
              1998
              1999                                   940,000         1,060,938
              2000
              2001                                 2,810,000         2,677,979
          Thereafter                               1,720,000         1,911,466
                                                 -----------       -----------
                                                 $ 5,470,000       $ 5,650,383
                                                 ===========       ===========



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

       For one of the properties owned by the Partnership, an affiliate of NAPICO receives a management fee of 5 percent of its gross revenues plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $12,000, $107,000 and $106,000 in 1996, 1995 and 1994, respectively. An affiliate of the minority general partner of a general partnership that is consolidated, manages the property owned by that partnership. The fee is calculated based on five percent of gross collections plus reimbursement of certain expenses.
       The Partnership paid management fees to the affiliate of approximately $65,000, $58,000 and $63,000 in 1996, 1995 and 1994, respectively. In
       1995, NAPICO received mortgage brokerage fees of $131,000 for its involvement with the refinancing of limited partnerships' mortgages (Note 2).

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $47,231, $43,729 and $42,142 in 1996, 1995
       and 1994, respectively, and is included in operating expenses.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


8.     INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for the properties held by the limited partnerships. Differences in tax and financial reporting also arise as losses are not recognized for financial reporting purposes when the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required.

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

10.    FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $85,000, between the estimated nine-month equity in income and the actual 1996 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED VI
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                 FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                   Year Ended December 31, 1996
                                   ----------------------------------------------------------------------------------------
                                                                     Cash
                                      Balance                       Distri-                       Balance        Future
                                      January        Capital        butions       Equity in      December        Capital
Limited Partnerships                  1, 1996     Contributions    Received     Income/(Loss)    31, 1996     Contributions
                                   -------------  -------------  -------------  -------------  -------------  -------------
Boynton Terrace                    $              $              $              $              $                $
Cady Brook Apts.                        298,129                        (4,778)        42,100        335,451
Cassidy Village                         308,841                        (2,397)       (41,740)       264,704
City Heights
Crockett Manor
Denny Place
Drexel Park III                         572,502                       (16,035)        41,134        597,601
Eastridge Apts.
EchoValley Apts.                                                                      22,392         22,392
Filmore I
Grant-Ko Enterprises
Hudson Gardens                          293,015                       (19,747)        77,678        350,946
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                        769,348                       (34,597)       148,676        883,427
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers                       2,662,471                       (55,252)       193,117      2,800,336
New-Bel-Mo Enterprises                  (25,500)                                                    (25,500)        25,500
Oakridge Apts.
Oakwood Manor                           166,065                        (5,390)        13,014        173,689
Park Place Apts., TX
Park Place Apts., NJ                    230,507                       (33,362)       107,882        305,027
Parkesedge Elderly Apts.                196,044                                       17,972        214,016         18,000
Paula Maria Apts.                                        5,294         (5,294)
Penneco II                              (25,000)                                                    (25,000)        25,000
Sauk-Ko Enterprises
SOL 413                                 (22,000)                                                    (22,000)        22,000
Valley Oak Apts.
Victory Square                          194,724                                      (18,291)       176,433
Villas de Orocovix
Willow Wood
                                   -------------  -------------  -------------  -------------  -------------  -------------
                                    $ 5,619,146    $     5,294    $  (176,852)   $   603,934    $ 6,051,522     $   90,500
                                   =============  =============  =============  =============  =============  =============

                                                                       SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED VI
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             Year Ended December 31, 1995
                                   -------------------------------------------------------------------------------------------------
                                                                          Cash
                                        Balance                          Distri-                          Balance        Future
                                       January 1,       Capital          butions        Equity in       December 31,     Capital
Limited Partnerships                     1995        Contributions       Received     Income (Loss)        1995       Contributions
--------------------                    -------      --------------     ---------     -------------      --------     -------------
Boynton Terrace                         $              $                 $              $              $                 $
Cady Brook Apts.                           259,446                                         38,683          298,129
Cassidy Village                            336,069                                        (27,228)         308,841
City Heights
Crockett Manor                                          20,000                            (20,000)
Denny Place                                             95,000                            (95,000)
Drexel Park III                            563,333                        (16,035)         25,204          572,502
Eastridge Apts.
Echo Valley Apts.
Filmore I
Grant-Ko Enterprises
Hudson Gardens                             296,493                        (76,161)         72,683          293,015
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                           669,175                        (34,888)        135,061          769,348
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers                          2,522,709                        (55,252)        195,014        2,662,471
New-Bel-Mo Enterprises                     (25,500)                                                        (25,500)       25,500
Oakridge Apts. II
Oakwood Manor                              160,734         250             (5,444)         10,525         166,065
Park Place Apts., TX
Park Place Apts., NJ                       104,301                         (3,196)        129,402         230,507
Parkesedge Elderly Apts.                   139,401                                         56,643         196,044         18,000
Paula Maria Apts.                                        5,294             (5,294)
Penneco II                                 (25,000)                                                        (25,000)       25,000
Sauk-Ko Enterprises
SOL 413                                    (22,000)                                                        (22,000)       22,000
Valley Oak Apts.
Victory Square                             234,703                         (5,018)        (34,961)         194,724
Villas de Orocovix
Willow Wood                                             70,500                            (70,500)
                                        ----------    --------         ----------       ---------       ----------     ---------

                                        $5,213,864    $191,044         $ (201,288)      $ 415,526       $5,619,146     $  90,500
                                        ==========    ========         ==========       =========       ==========     =========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VI
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                           Year Ended December 31, 1994
                                        --------------------------------------------------------------------------------------------
                                                                          Cash
                                        Balance                          Distri-                          Balance        Future
                                       January 1,       Capital          butions        Equity in       December 31,     Capital
Limited Partnerships                     1994        Contributions      Received      Income (Loss)        1994       Contributions
--------------------                    -------      --------------     --------      -------------      --------     --------------
Boynton Terrace                        $             $                $               $                  $               $
Cady Brook Apts.                          249,053                         (4,778)         15,171            259,446
Cassidy Village                           401,239                        (20,131)        (45,039)           336,069
City Heights                               77,039                        (70,800)         (6,239)
Crockett Manor
Denny Place
Drexel Park III                           562,274                        (32,070)         33,129            563,333
Eastridge Apts.
Echo Valley Apts.
Filmore I
Grant-Ko Enterprises
Hudson Gardens                             52,709                                        243,784            296,493
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                          783,611                                       (114,436)           669,175
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers                         2,395,953                        (55,252)        182,008          2,522,709
New-Bel-Mo Enterprises                    (25,500)                                                          (25,500)       25,500
Oakridge Apts. II
Oakwood Manor                             147,621                         (5,444)         18,557            160,734
Park Place Apts., TX
Park Place Apts., NJ                                                     (40,301)        144,602            104,301
Parkesedge Elderly Apts.                  153,437                                        (14,036)           139,401        18,000
Paula Maria Apts.                                          5,294          (5,294)
Penneco II                                (25,000)                                                          (25,000)       25,000
Sauk-Ko Enterprises
SOL 413                                   (22,000)                                                          (22,000)       22,000
Valley Oak Apts.
Victory Square                            282,203                        (23,355)        (24,145)           234,703
Villas de Orocovix
Willow Wood
                                      -----------      ---------      ----------      ----------         ----------     ---------

                                      $ 5,032,639      $   5,294      $ (257,425)     $  433,356         $5,213,864     $  90,500
                                      ===========      =========      ==========      ==========         ==========     =========

                                                                        SCHEDULE
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED VI
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994



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

                                                                    SCHEDULE III

                       REAL ESTATE ASSOCIATES LIMITED VI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                               DECEMBER 31, 1995


                                                                    Buildings,
                                                                    Furnishings        Total
                                                                    & Equipment         Land
                           Number     Outstanding                 Amount Carried     Buildings,
                             of         Mortgage                    at Close of     Furnishings   Accumulated   Construction
Partnership/Location        Units         Loan          Land          Period        & Equipment  Depreciation     Period
------------------------  --------- ---------------- ----------- ----------------- ------------- -------------  ------------
Boynton Terrace             89          $5,150,000    $208,001        $4,124,458    $4,332,457     $1,848,686     1983-1984
  Boyton Beach, FL
Cadybrook                   40           1,088,670      89,225         1,771,838     1,861,103        535,471        (A)
  Charlton, MA
City Heights               151           3,891,383           0         5,182,544     5,182,544      3,511,927        (A)
  Wilkes-Barre, PA
Crockett Manor              38           1,049,836      10,000         1,259,214     1,269,214        589,528        (A)
  Trenton, TN
Eastridge Apts.             96             540,904     101,500         1,526,277     1,627,777      1,257,059        (A)
  Bristol, VA
Echo Valley                100           1,199,574     103,011         3,854,928     3,957,939      3,386,543        (A)
  Warwick, RI
Filmore I                   32           1,207,779     115,000         1,312,495     1,427,495        825,977        (A)
  Phoenix, AZ
Grant-Ko Enterprises        40           1,238,220     100,000         1,395,975     1,495,975        630,800        (A)
  Platteville, WS
Hudson Gardens              41           1,522,520     252,855         2,011,719     2,264,574        972,861        (A)
  Pasadena, CA
Hummelstown Manor           51           1,749,434      96,839         1,743,738     1,840,577      1,555,858       1983
  Hummelstown, PA
Kentucky Manor              48           1,402,311     100,888         1,403,559     1,504,255        819,238        (A)
  Oak Grove, KY
Lonsdale Housing           131           3,245,874     214,833         6,362,322     6,577,155      3,506,009        (A)
  Providence, RI
Mariner's Cove             500          13,888,101           0        15,920,233    15,920,233      7,869,855     1983-1984
  San Diego, CA
Menlo Estates               80           2,832,582     492,061         3,696,060     4,188,121      1,909,599        (A)
  Riverside, CA
Mullberry Towers           206           5,939,506     199,754         7,549,738     7,749,492      2,872,180        (A)
  Scranton, PA
New-Bel-Mo Enterprises      34           1,005,894      76,000         1,142,836     1,218,836        496,504        (A)
  New Glarus, Belleville,
  Monticello, WS
Oakridge Apts.              48           1,206,700      55,000         1,471,041     1,520,041      1,241,719        (A)
  Biloxi, MS
Oakwood                     34             667,041      61,538           777,542       839,080        279,307        (A)
  Milan, TN
Park Place                 126           5,953,875     304,100         7,274,747     7,578,913      2,506,032     1983-1984
  Ewing, NJ
Park Place Apts.            60           1,921,041     146,305         2,225,581     2,371,866      1,249,940        (A)
  Cleveland, TX
Parkesedge Elderly Apts.    45           1,490,767     180,000         1,785,320     1,945,326        651,426        (A)
  Parkesedge, PA
Penneco II                  76           1,996,450      79,627         2,792,000     2,871,627      1,384,800        (A)
  Johnstown, PA
Sauk-Ko Enterprises         30             833,875      60,000         1,180,973     1,220,973        504,341        (A)
  Baraboo, WS
SOL - 413                   12             368,668      50,000           354,982       404,982        192,911        (A)
  Old San Juan, PR
Valley Oaks Senior          50           1,771,000     121,464         1,888,640     2,010,104        938,870        (A)
  Galt, CA
Villas de Orocovix          41           1,433,182      59,550         1,714,747     1,774,297        854,588        (A)
  Orocovix, PR
Cassidy Village             98           1,137,391     156,850         2,095,121     2,251,971        910,222        (A)
  Columbus, OH
Denny Place                 17             419,028     290,000         1,070,594     1,360,594        483,276        (A)
  Los Angeles, CA
Drexel Park III             72           1,589,408      79,520         2,228,343     2,307,863        838,883        (A)
  Partnership
  Laurel, MD
Marshall Plaza I            40             235,265      68,414           739,014       807,428        323,455        (A)
  Loraine, OH
Marshall Plaza II           50             330,365      78,901           957,354     1,038,255        418,220        (A)
  Loraine, OH
Paula Maria I              120           1,125,442     215,730         2,852,574     3,068,304      1,490,281        (A)
  Hampton, VA
Victory Square              81           1,030,554      36,630         1,855,595     1,892,225        803,815        (A)
  Canton, OH
Willow Wood                 19             483,008     290,000         1,097,181     1,387,181        478,445        (A)
  Los Angeles, CA
Additional basis of
  real estate due to
  REAL VI's captital
  contribution to
  limited partnership
  not recorded by
  investee limited
  partnership                                          107,796         6,537,625     6,645,421      3,879,626
                      ----------- ---------------- ----------- -----------------  ------------     ----------
                         2,696          71,020,503   4,581,268       101,136,992   105,718,258     51,588,132
                      ----------- ---------------- ----------- -----------------  ------------     ----------


(A)  This project was completed when REAL VI entered the Partnership.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY CONSOLIDATED LOCAL GENERAL
                 PARTNERSHIP IN WHICH REAL VI HAS AN INVESTMENT
                               DECEMBER 31, 1996


                                                                             Total Land,
                                                           Buildings,         Buildings,
 Partnership -   Number of    Oustanding                 Furnishings and   Furnishings and    Accumulated   Construction
   Location        Units       Mortgage        Land         Equipment         Equipment       Depreciation     Period
---------------  ----------   -----------   ----------   ---------------   ----------------   ------------  ------------
Peppertree
   Cypress, CA         136     4,886,300    1,557,180         4,108,239          5,665,419      2,506,949       (A)
                 ----------   -----------   ----------   ---------------   ----------------   ------------
     TOTAL            2832   $75,906,803   $6,138,446   $   105,245,231   $    111,383,677   $ 54,095,081
                 ----------   -----------   ----------   ---------------   ----------------   ------------


(A). This project was completed when REAL VI entered the Partnership.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                               DECEMBER 31, 1996


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

           3.     Investments in property and equipment - limited partnerships:



                                                   Buildings,
                                                  Furnishings,
                                                      And
                                    Land            Equipment        Total
                                 ----------       ------------     ------------
Balance, January 1, 1994         $4,553,258       $ 98,704,925     $103,258,183
Net additions, 1994                  (2,078)           837,154          835,076
                                 ----------       ------------     ------------
Balance, December 31, 1994        4,551,180         99,542,079      104,093,259
Net additions, 1995                  10,365            748,766          759,131
                                 ----------       ------------     ------------
Balance, December 31, 1995        4,561,545        100,290,845      104,852,390
Net additions, 1996                  19,721            846,147          865,868
                                 ----------       ------------     ------------
Balance, December 31, 1996       $4,581,266       $101,136,992     $105,718,258
                                 ==========       ============     ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)



                       REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                               DECEMBER 31, 1996



                                                              Buildings,
                                                             Furnishings
                                                                 And
                                                              Equipment
                                                             ------------
ACCUMULATED  DEPRECIATION:
-------------------------

Balance at January 1, 1994                                   $41,361,758

Net additions for 1994                                         3,407,125
                                                             -----------

Balance at December 31, 1994                                  44,768,883

Net additions for 1995                                         3,359,377
                                                             -----------

Balance at December 31, 1995                                  48,128,260

Net additions for 1996                                         3,459,872
                                                             -----------

Balance at December 31, 1996                                 $51,588,132
                                                             ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                    HELD BY CONSOLIDATED LOCAL PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                               DECEMBER 31, 1996


Investments in property and equipment - general partnerships (continued):

The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1996 is approximately $5,665,419.



                                                  Buildings
                                                 Furnishings,
                                                     And
                                    Land          Equipment         Total
                                 ----------      ------------    -----------
Balance, January 1, 1994         $1,935,839      $10,121,505     $12,057,344
Additions during 1994                 -               20,277          20,277
                                 ----------      -----------     -----------
Balance, December 31, 1994        1,935,839       10,141,782      12,077,621
Additions during 1995                 -                 -               -
                                 ----------      -----------     -----------
Balance, December 31, 1995        1,935,839       10,141,782      12,077,621
Deletions during 1996              (378,659)      (6,033,543)     (6,412,202)
                                 ----------      -----------     -----------
Balance, December 31, 1996       $1,557,180      $ 4,108,239     $ 5,665,419
                                 ==========      ===========     ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY CONSOLIDATED LOCAL PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1996


                                    Buildings,
                                   Furnishings,
                                       And
                                    Equipment
                                   ------------
Accumulated Depreciation:
Balance at January 1, 1994         $ 4,120,030
Net additions for 1994                 318,762
                                   ------------
Balance at December 31, 1994         4,438,792
Net additions for 1995                 353,827
                                   ------------
Balance at December 31, 1995         4,792,619
Net additions for 1996                 198,237
Net deletions for 1996              (2,483,907)
                                   ------------
Balance at December 31, 1996       $ 2,506,949
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

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 45, President and a director of NAPICO.

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

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

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

SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.

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

BOB SCHAFER, 55, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

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

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON
              FORM 8-K

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 1996 and 1995.

Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Partners' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VI REAL ESTATE III AND THE LIMITED
PARTNERSHIPS:

Schedule - Investments in Limited Partnerships, December 31, 1996, 1995 and
1994.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1996.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.

REAL ESTATE ASSOCIATES LIMITED VI

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          The General Partner



---------------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer



---------------------------------------------
Bruce E. Nelson
Director and President



---------------------------------------------
Alan I. Casden
Director



---------------------------------------------
Henry C. Casden
Director



---------------------------------------------
Brian D. Goldberg
Director



---------------------------------------------
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer



---------------------------------------------
Bob E. Schafer
Senior Vice President and Corporate Controller