Form 10-Q
period 1997-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 1997-05-19
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

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

                      FOR THE QUARTER ENDED MARCH 31, 1997


PART I.  FINANCIAL INFORMATION
        Item 1.  Financial Statements

                      Consolidated Balance Sheets,
                              March 31, 1997 and December 31, 1996 .............................................1

                      Consolidated Statements of Operations,
                              Three Months Ended, March 31, 1997 and 1996.......................................2

                      Consolidated Statement of Partners' Deficiency
                              Three Months Ended March 31, 1997 ................................................3

                      Consolidated Statements of Cash Flows
                              Three Months Ended March 31, 1997 and 1996 .......................................4

                      Notes to Consolidated Financial Statements................................................5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operation.......................................................10


PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.............................................................................12

        Item 6.  Exhibits and Reports on Form 8-K..............................................................12

        Signatures ............................................................................................13

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                             1997          1996
                                                                         (Unaudited)     (Audited)
                                                                       ------------    ------------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                           $  6,100,502    $  6,051,522

RENTAL PROPERTY, net of accumulated depreciation
    (Notes 1 and 3)                                                       3,114,856       3,158,470

CASH AND CASH EQUIVALENTS (Note 1)                                        5,857,977       5,849,983

CASH, restricted (Note 1)                                                    37,500          35,750

OTHER ASSETS                                                                190,644         190,643
                                                                       ------------    ------------

          TOTAL ASSETS                                                 $ 15,301,479    $ 15,286,368
                                                                       ============    ============

                                LIABILITIES AND PARTNERS' DEFICIENCY
LIABILITIES:
    Mortgage notes payable related to properties (Notes 3 and 7)       $  4,886,300    $  4,886,300
    Notes payable and amounts due for partnership
        interests (Notes 4 and 7)                                         5,795,000       5,795,000
    Accrued interest payable (Notes 4 and 7)                              5,727,083       5,650,383
    Accounts payable                                                         71,383          47,372
    Other liabilities                                                        35,750          35,750
                                                                       ------------    ------------

                                                                         16,515,516      16,414,805
                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

PARTNERS' DEFICIENCY:
    General partners                                                       (363,330)       (362,474)
    Limited partners                                                       (850,707)       (765,963)
                                                                       ------------    ------------

                                                                         (1,214,037)     (1,128,437)
                                                                       ------------    ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                      $ 15,301,479    $ 15,286,368
                                                                       ============    ============





  The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                           1997          1996
                                                       -----------    -----------
RENTAL OPERATIONS:
     Revenues                                          $   263,374    $   440,999
                                                       -----------    -----------

     Expenses:
          Operating                                        129,761        268,437
          Depreciation and amortization (Note 1)            43,614         99,430
          Interest                                         121,155        213,735
                                                       -----------    -----------

                                                           294,530        581,602
                                                       -----------    -----------

LOSS FROM RENTAL OPERATIONS                                (31,156)      (140,603)
                                                       -----------    -----------

PARTNERSHIP OPERATIONS:
    Interest income                                         63,216         36,205
                                                       -----------    -----------

    Expenses:
          Management fees - general partner (Note 3)       125,274        133,872
          General and administrative                        82,273        103,719
          Interest expense                                 129,913        129,913
                                                       -----------    -----------
                                                           337,460        367,504
                                                       -----------    -----------

LOSS FROM PARTNERSHIP OPERATIONS                          (274,244)      (331,299)
                                                       -----------    -----------

GAIN FROM SALE OF RENTAL PROPERTY (Note 1)                    --        2,050,417

EQUITY IN INCOME OF LIMITED PARTNERSHIPS AND
      AMORTIZATION OF ACQUISITION COSTS                    149,000        173,000

DISTRIBUTIONS FROM LIMITED PARTNERSHIPS
      RECOGNIZED AS INCOME (Note 2)                         70,800         81,302
                                                       -----------    -----------

NET INCOME (LOSS)                                      $   (85,600)   $ 1,832,817
                                                       ===========    ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                 $        (5)   $       109
                                                       ===========    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)

                                       General        Limited
                                       Partners       Partners        Total
                                     -----------    -----------    -----------
PARTNERSHIP INTERESTS,
     March 31, 1997                                      16,810
                                                    ===========


DEFICIENCY, January 1, 1997          $  (362,474)   $  (765,963)   $(1,128,437)

     Net loss for the three months
     ended March 31, 1997                   (856)       (84,744)       (85,600)
                                     -----------    -----------    -----------

DEFICIENCY, March 31, 1997           $  (363,330)   $  (850,707)   $(1,214,037)
                                     ===========    ===========    ===========


























  The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                                       1997          1996
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  income (loss)                                          $   (85,600)   $ 1,832,817
       Adjustments to reconcile net income (loss) to net
          cash used in operating activities:
             Equity in income of limited partnerships
                   and amortization of acquisition costs              (149,000)      (173,000)
             Depreciation                                               43,614         99,430
             (Increase) in receivables from limited partnerships          --          (30,000)
             Decrease (increase) in other assets                            (1)       261,096
             Increase in accrued interest payable                       76,700         70,951
             Increase in restricted cash                                (1,750)          --
             Increase (decrease) in accounts payable                    24,011       (115,542)
             Decrease in other liabilities                                --          (97,746)
             Gain on sale of rental property                              --       (2,050,417)
                                                                   -----------    -----------

                Net cash used in  operating activities                 (92,026)      (202,411)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions to limited partnerships recognized
          as a return of capital                                       100,020         89,850
       Proceeds from sale of rental property                              --        5,883,245
                                                                   -----------    -----------

               Net cash provided by investing activities               100,020      5,973,095
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of mortgages                                               --       (5,052,397)
                                                                   -----------    -----------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                    7,994        718,287

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       5,849,983      4,895,340
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 5,857,977    $ 5,613,627
                                                                   ===========    ===========


SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION:
          Cash paid during the period for interest                 $   174,368    $   272,697
                                                                   ===========    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            GENERAL

            The information contained in the following notes to the financial statements is condensed from that which would appear in the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1996 prepared by Real Estate Associates Limited VI and Subsidiaries (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

            In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 1997 and the results of operations and changes in cash flows for the three months then ended.

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

            METHOD OF ACCOUNTING FOR INVESTMENT IN THE UNCONSOLIDATED LIMITED PARTNERSHIPS

            The investments in unconsolidated limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


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

            On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. After payment of closings costs, the Partnership realized a gain of approximately $2,000,000 and cash of $830,000.

            IMPAIRMENT OF LONG-LIVED ASSETS

            The Partnership adopted Statement of Financial Accounting Standards No. 121, Account for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

            As of March 31, 1997, the Partnership holds limited partnership interests in 27 local limited partnerships and a general partner interest in one general partnership. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds limited partner interests in seven local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 34 limited partnerships and one general partnership which own residential rental projects consisting of 2,832 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

            The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

            As of March 31, 1997, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

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

            The following is a summary of the investment in unconsolidated limited partnerships as of March 31, 1997:

            Balance, beginning of period                                        $6,051,522
            Equity in income of limited partnerships                               154,000
            Amortization of acquisition costs                                       (5,000)
            Cash distributions recognized as a return of capital                  (100,020)
                                                                                ----------
            Balance, end of period                                              $6,100,502
                                                                                ==========

            The following are unaudited combined estimated statements of operations for the three months ended March 31, 1997 and 1996 of the unconsolidated limited partnerships in which the Partnership has investments:

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

                                                  1997            1996
                                              -----------    -----------
                     Revenues:
                         Rental and other     $ 5,311,000    $ 5,143,000
                                              -----------    -----------

                     Expenses:
                         Depreciation             899,000        882,000
                         Interest               2,078,000      1,430,000
                         Operating expenses     2,803,000      3,446,000
                                              -----------    -----------

                     Total expenses             5,780,000      5,758,000
                                              -----------    -----------

                              Net loss        $  (469,000)   $  (615,000)
                                              ===========    ===========

            NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MORTGAGE NOTE PAYABLE

            The mortgage note outstanding at March 31, 1997 had an interest rate of 8.78 percent per annum, with principal and interest payments due monthly. The note matures in September 2006.

            The note is collateralized by the underlying rental property.

NOTE 4 - NOTES PAYABLE

            Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 percent and have principal maturities through December 2012. The notes and related interest are payable from cash flow generated from operations of the related rented properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

            Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $125,000 and $134,000 for the three months ended March 31, 1997 and 1996, respectively.

            The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $11,000 for the three months ended March 31, 1997 and 1996, and is included in general and administrative expenses.

NOTE 6 - CONTINGENCIES

            The corporate general partner of the Partnership is involved in various lawsuits and have also been named defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

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

                                 MARCH 31, 1997


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

            LIQUIDITY AND CAPITAL RESOURCES

            The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested.

            The Partnership has committed as of March 31, 1997 to investments in limited partnerships requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.

            RESULTS OF OPERATIONS

            On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. After payment of closings costs, the Partnership realized a gain of approximately $2,000,000 and cash of $830,000.

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

            Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of invested assets is payable to the corporate general partner. General and administrative expenses are higher in 1996 than in 1997 primarily because of expenditures for litigation regarding a dispute with a local partnership general partner.

            The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method.

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

                                 MARCH 31, 1997


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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Partnership's general partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) No exhibits are required per the provision of item 7 of regulation S-K.

                        REAL ESTATE ASSOCIATES LIMITED VI
                             (A LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


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


                                REAL ESTATE ASSOCIATES LIMITED VI AND
                                SUBSIDIARIES (a California limited partnership)


                                By:     National Partnership Investments
                                        Corp., General Partner


                                Date:
                                     ----------------------------------



                                By:
                                     ----------------------------------
                                     Bruce Nelson
                                     President


                                Date:
                                     ----------------------------------


                                By:
                                     ----------------------------------
                                     Shawn Horwitz
                                     Executive Vice President and
                                     Chief Financial Officer


                                Date:
                                     ----------------------------------