Form 10-Q
period 1997-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 1997-08-19
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997



PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                 Consolidated Balance Sheets,
                     June 30, 1997 and December 31, 1996 .....................1

                 Consolidated Statements of Operations,
                     Six and Three Months Ended, June 30, 1997 and 1996.......2

                 Consolidated Statement of Partners' Deficiency
                     Six Months Ended June 30, 1997 ..........................3

                 Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996 .................4

                 Notes to Consolidated Financial Statements ..................5

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation .........................10


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................12

    Item 6.  Exhibits and Reports on Form 8-K ...............................12

    Signatures ..............................................................13

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS


                                                                          1997               1996
                                                                      (Unaudited)         (Audited)
                                                                      ------------       ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                          $  5,569,526       $  6,051,522

RENTAL PROPERTY, net of accumulated depreciation
    (Notes 1 and 3)                                                      3,071,241          3,158,470

CASH AND CASH EQUIVALENTS (Note 1)                                       6,550,035          5,849,983

CASH, restricted (Note 1)                                                   35,750             35,750

OTHER ASSETS                                                               205,644            190,643
                                                                      ------------       ------------

          TOTAL ASSETS                                                $ 15,432,196       $ 15,286,368
                                                                      ============       ============

                                LIABILITIES AND PARTNERS' DEFICIENCY
LIABILITIES:
    Mortgage notes payable related to properties (Notes 3 and 7)      $  4,886,300       $  4,886,300
    Notes payable and amounts due for partnership
        interests (Notes 4 and 7)                                        5,795,000          5,795,000
    Accrued interest payable (Notes 4 and 7)                             5,801,029          5,650,383
    Accounts payable                                                        39,654             47,372
    Other liabilities                                                       71,502             35,750
                                                                      ------------       ------------

                                                                        16,593,485         16,414,805
                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

PARTNERS' DEFICIENCY:
    General partners                                                      (362,803)          (362,474)
    Limited partners                                                      (798,486)          (765,963)
                                                                      ------------       ------------

                                                                        (1,161,289)        (1,128,437)
                                                                      ------------       ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                     $ 15,432,196       $ 15,286,368
                                                                      ============       ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                          Six months    Three months      Six months      Three months
                                                            ended           ended            ended            ended
                                                        June 30, 1997   June 30, 1997    June 30, 1996    June 30, 1996
                                                          ---------       ---------       -----------       ---------
RENTAL OPERATIONS:
     Revenues                                             $ 529,671       $ 266,297       $   696,313       $ 255,314
                                                          ---------       ---------       -----------       ---------

      Expenses:
          Operating                                         253,307         123,546           382,876         114,439
          Depreciation and amortization (Note 1)             87,229          43,615           143,044          43,614
          Interest                                          242,310         121,155           347,411         133,676
                                                          ---------       ---------       -----------       ---------

                                                            582,846         288,316           873,331         291,729
                                                          ---------       ---------       -----------       ---------

LOSS FROM RENTAL OPERATIONS                                 (53,175)        (22,019)         (177,018)        (36,415)
                                                          ---------       ---------       -----------       ---------

PARTNERSHIP OPERATIONS:
    Interest income                                         131,195          67,979            77,588          41,382
                                                          ---------       ---------       -----------       ---------

    Expenses:
          Management fees - general partner (Note 3)        250,548         125,274           262,846         128,973
          General and administrative                        158,606          76,331           165,860          62,140
          Interest expense                                  266,850         136,938           259,825         129,913
                                                          ---------       ---------       -----------       ---------
                                                            676,004         338,543           688,531         321,026
                                                          ---------       ---------       -----------       ---------

LOSS FROM PARTNERSHIP OPERATIONS                           (544,809)       (270,564)         (610,943)       (279,644)
                                                          ---------       ---------       -----------       ---------

GAIN FROM SALE OF RENTAL PROPERTY (Note 1)                       --              --         2,050,417              --

EQUITY IN INCOME OF LIMITED PARTNERSHIPS AND
      AMORTIZATION OF ACQUISITION COSTS                     298,000         149,000           346,000         173,000

DISTRIBUTIONS FROM LIMITED PARTNERSHIPS
      RECOGNIZED AS INCOME (Note 2)                         267,132         196,332           129,200          47,898
                                                          ---------       ---------       -----------       ---------

NET INCOME (LOSS)                                         $ (32,852)      $  52,749       $ 1,737,656       $ (95,161)
                                                          =========       =========       ===========       =========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                    $      (2)      $       3       $       103       $      (6)
                                                          =========       =========       ===========       =========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                       General         Limited
                                      Partners        Partners           Total
                                      ---------       ---------       -----------
PARTNERSHIP INTERESTS,
     June 30, 1997                                       16,810
                                                      =========


DEFICIENCY, January 1, 1997           $(362,474)      $(765,963)      $(1,128,437)

     Net loss for the six months
     ended June 30, 1997                   (329)        (32,523)          (32,852)
                                      ---------       ---------       -----------

DEFICIENCY, June 30, 1997             $(362,803)      $(798,486)      $(1,161,289)
                                      =========       =========       ===========











                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                                       1997              1996
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  income (loss)                                           $   (32,852)      $ 1,737,656
       Adjustments to reconcile net income (loss) to net
          cash used in operating activities:
             Equity in income of limited partnerships
                   and amortization of acquisition costs               (298,000)         (346,000)
             Depreciation                                                87,229           143,044
             Increase in receivables from limited partnerships               --           (30,000)
             (Increase) decrease in other assets                        (15,001)          261,096
             Increase in accrued interest payable                       150,646           137,289
             Decrease in accounts payable                                (7,718)         (163,020)
             Increase (decrease) in other liabilities                    35,752           (97,746)
             Gain on sale of rental property                                 --        (2,050,417)
                                                                    -----------       -----------

                Net cash used in  operating activities                  (79,944)         (408,098)
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions to limited partnerships recognized as
          as a return of capital                                        779,996           108,282
       Proceeds from sale of rental property                                 --         5,883,245
                                                                    -----------       -----------

               Net cash provided by investing activities                779,996         5,991,527
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of mortgages                                                  --        (5,052,395)
                                                                    -----------       -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                               700,052           531,034

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        5,849,983         4,895,340
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 6,550,035       $ 5,426,374
                                                                    ===========       ===========


SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION:
          Cash paid during the period for interest                  $   174,368       $   122,536
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

                                  JUNE 30, 1997


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 1997 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

         The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership.

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

                                  JUNE 30, 1997


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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                  JUNE 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         As of June 30, 1997, the Partnership holds limited partnership interests in 27 local limited partnerships and a general partner interest in one general partnership. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA
         III. REA III, in turn, holds limited partner interests in seven local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 34 limited partnerships and one general partnership which own residential rental projects consisting of 2,832 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

         As of June 30, 1997, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

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

         The following is a summary of the investment in unconsolidated limited partnerships for the six months ended June 30, 1997:

         Balance, beginning of period                                $6,051,522
         Equity in income of limited partnerships                       308,000
         Amortization of acquisition costs                              (10,000)
         Cash distributions recognized as a return of capital          (779,996)

                                                                     ----------
         Balance, end of period                                      $5,569,526
                                                                     ==========

         The following are unaudited combined estimated statements of operations for the six months ended June 30, 1997 and 1996 of the unconsolidated limited partnerships in which the Partnership has investments:

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                  JUNE 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (Continued)

                                   Six months    Three months     Six months     Three months
                                     ended           ended           ended           ended
                                 June 30, 1997   June 30, 1997   June 30, 1996   June 30, 1996
                                 -------------   -------------   -------------   -------------
         Revenues:
           Rental and other       $10,622,000     $5,311,000      $10,286,000     $5,143,000

         Expenses:
           Depreciation             1,798,000        899,000        1,764,000        882,000
           Interest                 4,156,000      2,078,000        2,860,000      1,430,000
           Operating expenses       5,606,000      2,803,000        6,892,000      3,446,000

         Total expenses            11,560,000      5,780,000       11,516,000      5,758,000
                                  -----------     ----------      -----------     ----------
                Net loss          $  (938,000)    $ (469,000)     $ 1,230,000)    $ (615,000)
                                  ===========     ==========      ===========     ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

         The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has begun to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

         The sale of Drexel Park III closed on May 1, 1997, upon the necessary regulatory approval from the Maryland Community Development Agency. Drexel Park III was sold for $2,450,000. Net proceeds of approximately $733,000 have been received after deducting existing debt, commissions and other related closing costs. The investment balance as of December 31, 1996 was $597,000.

NOTE 3 - MORTGAGE NOTE PAYABLE

         The mortgage note outstanding at June 30, 1997 had an interest rate of
         8.78 percent per annum, with principal and interest payments due monthly. The note matures in September 2006.

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

                                  JUNE 30, 1997


NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $251,000 and $263,000 for the six months ended June 30, 1997 and 1996, respectively.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $24,000 and $22,000 for the six months ended June 30, 1997 and 1996, and is included in general and administrative expenses.

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

                                  JUNE 30, 1997


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested.

         The Partnership has committed as of June 30, 1997 to investments in limited partnerships requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.

         The sale of Drexel Park III closed on May 1, 1997, upon the necessary regulatory approval from the Maryland Community Development Agency. Drexel Park III was sold for $2,450,000. Net proceeds of approximately $733,000 have been received after deducting existing debt, commissions and other related closing costs. The investment balance as of December 31, 1996 was $597,000.

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

         The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has begun to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997


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


                                 REAL ESTATE ASSOCIATES LIMITED VI AND
                                 SUBSIDIARIES (a California limited partnership)


                                 By: National Partnership Investments
                                     Corp., General Partner



                                     --------------------------------------
                                     Bruce Nelson
                                     President


                                 Date:
                                       ------------------------------------



                                     --------------------------------------
                                     Charles H. Boxenbaum
                                     Chief Executive Officer



                                 Date:
                                       ------------------------------------