Form 10-Q
period 1997-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 1997-11-17
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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


                                Yes [X]   No[ ]

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Consolidated Balance Sheets,
                     September 30, 1997 and December 31, 1996 ................1

               Consolidated Statements of Operations,
                     Nine and Three Months Ended,
                     September 30, 1997 and 1996..............................2

               Consolidated Statement of Partners' Deficiency
                     Nine Months Ended September 30, 1997 ....................3

               Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1997 and 1996 ...........4

               Notes to Consolidated Financial Statements ....................5

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation ...........................10


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings................................................12

   Item 6.  Exhibits and Reports on Form 8-K ................................12

   Signatures ...............................................................13


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS
                                                                      1997               1996
                                                                (Unaudited)          (Audited)
                                                              -------------      -------------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                   $  5,716,979    $  6,051,522

RENTAL PROPERTY, net of accumulated depreciation
    (Notes 1 and 3)                                               3,027,626       3,158,470

CASH AND CASH EQUIVALENTS (Note 1)                                6,697,094       5,849,983

CASH, restricted (Note 1)                                            35,750          35,750

OTHER ASSETS                                                        215,761         190,643
                                                               ------------    ------------

TOTAL ASSETS                                                   $ 15,693,210    $ 15,286,368
                                                               ============    ============

                      LIABILITIES AND PARTNERS' DEFICIENCY
LIABILITIES:
Mortgage notes payable related to properties (Notes 3 and 7)   $  4,886,300    $  4,886,300
Notes payable and amounts due for partnership
interests (Notes 4 and 7)                                         5,795,000       5,795,000
Accrued interest payable (Notes 4 and 7)                          5,970,206       5,650,383
Accounts payable                                                     49,381          47,372
Other liabilities                                                    35,750          35,750
                                                               ------------    ------------

                                                                 16,736,637      16,414,805
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

PARTNERS' DEFICIENCY:
General partners                                                   (361,624)       (362,474)
Limited partners                                                   (681,803)       (765,963)
                                                               ------------    ------------

                                                                 (1,043,427)     (1,128,437)
                                                               ------------    ------------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                     $ 15,693,210    $ 15,286,368
                                                               ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                      Nine months     Three months     Nine months     Three months
                                                         ended            ended           ended            ended
                                                      Sept. 30, 1997  Sept. 30, 1997   Sept. 30, 1996  Sept. 30, 1996
                                                      -------------   --------------   -------------   --------------
RENTAL OPERATIONS:
     Revenues                                          $   798,573     $   268,902     $   950,365     $   254,052
                                                       -----------     -----------     -----------     -----------

      Expenses:
         Operating                                         363,511         110,204         537,448         154,572
         Depreciation and amortization (Note 1)            130,844          43,615         186,748          43,704
         Interest                                          363,465         121,155         442,503          95,092
                                                       -----------     -----------     -----------     -----------

                                                           857,820         274,974       1,166,699         293,368
                                                       -----------     -----------     -----------     -----------

LOSS FROM RENTAL OPERATIONS                                (59,247)         (6,072)       (216,334)        (39,316)
                                                       -----------     -----------     -----------     -----------

PARTNERSHIP OPERATIONS:
    Interest income                                        208,041          76,846         125,408          47,820
                                                       -----------     -----------     -----------     -----------

    Expenses:
         Management fees - general partner (Note 3)        376,104         125,556         388,119         125,274
         General and administrative                        237,063          69,829         206,734          40,873
         Interest expense                                  400,275         133,425         389,738         129,913
                                                       -----------     -----------     -----------     -----------
                                                         1,013,442         328,810         984,591         296,060
                                                       -----------     -----------     -----------     -----------

LOSS FROM PARTNERSHIP OPERATIONS                          (805,401)       (251,964)       (859,183)       (248,240)
                                                       -----------     -----------     -----------     -----------

GAIN FROM SALE OF RENTAL PROPERTY (Note 1)                    --              --         2,050,417            --

EQUITY IN INCOME OF LIMITED PARTNERSHIPS AND
      AMORTIZATION OF ACQUISITION COSTS                    447,000         149,000         519,000         173,000

DISTRIBUTIONS FROM LIMITED PARTNERSHIPS
      RECOGNIZED AS INCOME (Note 2)                        502,658         235,526         597,425         468,225
                                                       -----------     -----------     -----------     -----------

NET INCOME                                             $    85,010     $   126,490     $ 2,091,325     $   353,669
                                                       ===========     ===========     ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                 $         5     $         8     $       124     $        21
                                                       ===========     ===========     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)


                                        General         Limited
                                        Partners        Partners         Total
                                      ----------      ------------    -----------

PARTNERSHIP INTERESTS,
    September 30, 1997                                   16,810
                                                      ===========


DEFICIENCY, January 1, 1997           $  (362,474)    $  (765,963)    $(1,128,437)

    Net income for the nine months
    ended September 30, 1997                  850          84,160          85,010
                                      -----------     -----------     -----------

DEFICIENCY, September 30, 1997        $  (361,624)    $  (681,803)    $(1,043,427)
                                      ===========     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                                1997             1996
                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  income                                           $    85,010     $ 2,091,325
      Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Equity in income of limited partnerships
      and amortization of acquisition costs                     (447,000)       (519,000)
      Depreciation                                               130,844         186,748
      Increase in receivables from limited partnerships             --           (30,000)
      (Increase) decrease in other assets                        (25,118)        261,096
      Increase in accrued interest payable                       319,823         230,738
      Decrease in accounts payable                                 2,009        (167,511)
      Decrease in other liabilities                                 --           (60,540)
      Gain on sale of rental property                               --        (2,050,417)
                                                             -----------     -----------

      Net cash provided by (used in) operating activities         65,568         (57,561)
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions to limited partnerships recognized as
      as a return of capital                                     781,543         171,559
      Proceeds from sale of rental property                         --         5,883,245
                                                             -----------     -----------

      Net cash provided by investing activities                  781,543       6,054,804
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of mortgages                                          --        (5,052,395)
                                                             -----------     -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                        847,111         944,848

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 5,849,983       4,895,340
                                                             -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 6,697,094     $ 5,840,188
                                                             ===========     ===========


SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION:
      Cash paid during the period for interest               $   443,917     $   202,595
                                                             ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 1997 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997

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

                               SEPTEMBER 30, 1997

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

        As of September 30, 1997, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

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

        The following is a summary of the investment in unconsolidated limited partnerships for the nine months ended September 30, 1997:

        Balance, beginning of period                             $ 6,051,522
        Equity in income of limited partnerships                     462,000
        Amortization of acquisition costs                            (15,000)
        Cash distributions recognized as a return of capital        (781,543)
                                                                 -----------
        Balance, end of period                                   $ 5,716,979
                                                                 ===========

        The following are unaudited combined estimated statements of operations for the nine months ended September 30, 1997 and 1996 of the unconsolidated limited partnerships in which the Partnership has investments:

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

                                 Nine months     Three months      Nine months     Three months
                                    ended            ended            ended            ended
                               Sept. 30, 1997   Sept. 30, 1997   Sept. 30, 1996   Sept. 30, 1996
                               --------------   --------------   --------------   --------------
        Revenues:
              Rental and other     $ 15,933,000    $  5,311,000    $ 15,429,000    $  5,143,000
                                   ------------    ------------    ------------    ------------

        Expenses:
              Depreciation            2,697,000         899,000       2,646,000         882,000
              Interest                6,234,000       2,078,000       4,290,000       1,430,000
              Operating expenses      8,409,000       2,803,000      10,338,000       3,446,000
                                   ------------    ------------    ------------    ------------

          Total expenses             17,340,000       5,780,000      17,274,000       5,758,000
                                   ------------    ------------    ------------    ------------

                   Net loss        $ (1,407,000)   $   (469,000)   $ (1,845,000)   $   (615,000)
                                   ============    ============    ============    ============

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $36,224 for the nine months ended September 30, 1997.

        One of the limited partnerships (Drexel Park III) sold its property on May 1, 1997, upon the necessary regulatory approval from the Maryland Community Development Agency. Drexel Park III was sold for $2,450,000. After payment of closing costs, the limited partnership received net proceeds of approximately $733,000, which were distributed to the Partnership. The investment balance as of December 31, 1996 was $597,000.

NOTE 3 - MORTGAGE NOTE PAYABLE

        The mortgage note outstanding at September 30, 1997 had an interest rate of 8.78 percent per annum, with principal and interest payments due monthly. The note matures in September 2006.

        The note is collateralized by the underlying rental property.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


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

NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the corporate general partner for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $376,000 and $388,000 for the nine months ended September 30, 1997 and 1996, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $35,700 and $35,800 for the nine months ended September 30, 1997 and 1996, and is included in general and administrative expenses.

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

        The Partnership has committed as of September 30, 1997 to investments in limited partnerships requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.

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

        The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $36,224 for the nine months ended September 30, 1997.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


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

                               SEPTEMBER 30, 1997


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Partnership's general partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.


ITEM 5.  OTHER INFORMATION

On October 20, 1997 the Partnership became aware of an unsolicited tender offer from Equity Resources Fund XXI (the "Buyer") to buy up to 400 units of limited partnership interests (the "Units") in the Partnership for a price of $250 per Unit. The Buyer did not contact the Corporate General Partner prior to commencing its tender offer. By letter dated October 30, 1997, the Corporate General Partner advised limited partners that it had determined not to take a position with respect to the tender offer but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyer. A copy of the letter is attached as an Exhibit to this form 10-Q.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) No exhibits are required per the provision of item 7 of regulation S-K.

                        REAL ESTATE ASSOCIATES LIMITED VI
                             (A LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


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



                           REAL ESTATE ASSOCIATES LIMITED VI AND
                           SUBSIDIARIES (a California limited partnership)


                           By: National Partnership Investments
                               Corp., General Partner



                                ------------------------------------------------
                                Bruce Nelson
                                President


                            Date:
                                 -----------------------------------------------




                                ------------------------------------------------
                                Charles H. Boxenbaum
                                Chief Executive Officer



                            Date:
                                 -----------------------------------------------