Form 10-K405
period 1997-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 1998-04-15
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1997

                             Commission File Number

                                     0-13112

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

ITEM 1. BUSINESS

Real Estate Associates Limited VI ("REAL VI" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on October 12, 1982. On April 22, 1983, REAL VI offered 4,200 units consisting of 8,400 limited partnership interests and warrants to purchase a maximum of 8,400 additional limited partnership interests through a public offering managed by E.F. Hutton Inc.

The general partners of REAL VI are National Partnership Investments Corp. ("NAPICO"), a California corporation, (the "Corporate General Partner"), and National Partnership Investment Associates ("NAPIA"). NAPIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Mr. Charles H. Boxenbaum as limited partner. The business of REAL VI is conducted primarily by NAPICO.

NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry
C. Casden.

REAL VI holds limited partnership interests in 26 local limited partnerships and a general partner interest in one general partnership. REAL VI also holds a general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partner interests in seven local limited partnerships. The other general partner of REA III is NAPICO. Therefore, REAL VI currently holds interests either directly or indirectly in 33 local limited partnership and one local general partnership, which own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

The local partnerships in which REAL VI has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL VI became the principal limited or general partner in these local partnerships pursuant to arm's-length negotiations with these developers, or others, who normally act as general partners. As a limited partner, REAL VI's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL VI has the right to replace the general partner of the local limited partnerships but otherwise does not have control of sale or refinancing, etc. As discussed above, REAL VI is a general partner in certain of the local partnerships.

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

During 1997, projects in which REAL VI had invested were substantially rented. The following is a schedule of the status, as of December 31, 1997, of the projects owned by local partnerships in which REAL VI, either directly or indirectly through REA III, has invested.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                                DECEMBER 31, 1997

                                                     Units Authorized
                                                        For Rental
                                      No. of         Assistance Under           Units         Percentage of
Name & Location                        Units             Section 8             Occupied        Total Units
---------------                       -------        -----------------       -----------      -------------
Local Partnerships

Boynton Terrace                         89                  89                    89              100%
Boynton Beach, FL

Cady Brook Apts.                        40                 None                   39               98%
Charlton, MA

Cassidy Village                         98                  50                    92               94%
Columbus, Ohio

Century Plaza                           120                 120                  120              100%
Hampton, VA

City Heights
 Senior Citizens                        151                 150                  151              100%
Wilkes-Bar, PA

Crockett Manor                          38                  38                    38              100%
Trenton, TN

Denny Place                             17                   4                    16               94%
Los Angeles, CA

Eastridge Apts.                         96                  65                    92               96%
Briston, VA

Echo Valley Apts.                       100                 100                   90               90%
Warwick, RI

Filmore I                               32                  32                    31               97%
Phoenix, AZ

Grant-Ko Enterprises                    40                 None                   38               95%
Platteville, WI

Hudson Gardens                          41                  41                     41             100%
Pasadena, CA

Hummelstown Manor                       51                  50                     51             100%
Hummelstown, PA

Kentucky Manor                          48                 None                    46              96%
Oak Grove, KY

Lonsdale Housing                        131                 131                   131             100%
Providence, RI

Mariner's Cove                          500                 100                   480              96%
San Diego, CA

Marshall Plaza I                        40                  40                     40             100%
Lorain, Ohio

Marshall Plaza II                       50                  48                     49              98%
Lorain, Ohio

Menlo Estates                           80                  80                     78              98%
Riverside County, CA

Mulberry Towers                         206                 205                   206             100%
Scranton, PA

New-Bel-Mo                              34                 None                    28              82%
New Glarus, Bellemont,
Monticello, WI

Oakridge Apts. II                       48                 None                    48             100%
Biloxi, MS

Oakwood Manor                           34                  34                     31              91%
Milan, TN

Park Place                              126                 125                   125              99%
Ewing, NJ

                   SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                                DECEMBER 31, 1997
                                    CONTINUED

                                                     Units Authorized
                                                        For Rental
                                      No. of         Assistance Under             Units       Percentage of
Name & Location                        Units             Section 8               Occupied      Total Units
---------------                       ------         -----------------         -----------    -------------
Park Place Apts.                          60                 60                      58             97%
Cleveland, TX

Parkesedge Elderly Apts.                  45                 45                      45            100%
Parkesedge, PA

Penneco II                                76                 76                      65             86%
Johnstown, PA

Sauk-Ko Enterprises                       30               None                      26             87%
Baraboo, WI

Sol 413                                   12                 12                      12            100%
Old San Juan, PR

Valley Oaks Senior                        50               None                      50            100%
Gault, CA

Victory Square                            81                 81                      81            100%
Canton, Ohio

Villas de Orocovix                        41                 41                      41            100%
Orocovix, PR

Willow Wood                               19                  4                      19            100%
Los Angeles, CA

Peppertree                               136               None                     132             97%
Cypress, CA
                                       -----              -----                   -----             --

TOTALS                                 2,760              1,829                   2,679             95%
                                       =====              =====                   =====

ITEM 2. PROPERTIES

The local limited and general partnerships in which REAL VI holds interests own various multi family properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 1997, the Partnership's General Partner was a plaintiff or defendant in several suits. None of these lawsuits were related to the Partnership.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E. F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1997, there were 3,613 registered holders of units in REAL VI. Distributions have not been made from the inception of the Partnership to December 31, 1997. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6. SELECTED FINANCIAL DATA


                                                     Year Ended December 31,
                            ------------------------------------------------------------------------
                                1997           1996           1995           1994           1993
                            ------------   ------------   ------------   ------------   ------------
Loss from Rental
   Operations               $    (20,075)  $   (175,242)  $   (246,036)  $   (238,520)  $   (105,574)

Loss from Partnership
   Operations                 (1,132,951)    (1,129,499)    (1,307,251)    (1,110,060)    (1,422,906)

Gain on Foreclosure                   --      1,902,022             --             --      4,095,110

Equity in Income (Loss)
   of Limited Partnerships
   and Amortization of
   Acquisition Costs             625,029        603,934        415,526        433,356       (111,547)

Distribution from
   Limited Partnerships
   Recognized as Income          499,540        597,425        347,163        500,498        247,782
                            ------------   ------------   ------------   ------------   ------------

Net Income (Loss)           $    (28,457)  $  1,798,640   $   (790,598)  $   (414,726)  $  2,702,865
                            ============   ============   ============   ============   ============

Net Income (Loss) per
   Limited Partnership
   Interest                 $         (1)  $        107   $        (47)  $        (24)  $        159
                            ============   ============   ============   ============   ============




Total Assets                $ 15,743,687   $ 15,286,368   $ 18,337,139   $ 18,725,681   $ 18,810,269
                            ============   ============   ============   ============   ============

Investments in
   Limited
   Partnerships             $  5,885,699   $  6,051,522   $  5,619,146   $  5,213,864   $  5,032,639
                            ============   ============   ============   ============   ============

Rental Property             $  3,016,049   $  3,158,470   $  7,285,002   $  7,638,829   $  7,937,314
                            ============   ============   ============   ============   ============

Mortgage
   Notes Payable            $  4,828,404   $  4,886,300   $  9,890,564   $  9,993,001   $ 10,086,190
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

The Partnership is committed to make additional capital contributions of $90,500 to its investee limited partnerships, if certain conditions are met. This amount has not been reflected as a liability in the accompany financial statements. The Partnership has no significant commitments for additional capital expenditures to the general partnership which has been consolidated.

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL VI has invested could produce tax losses for as long as 20 years. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense will decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available.

On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. After payment of closings costs, the Partnership realized a gain of approximately $1,902,000 and received cash of $830,000. The sale of this property reduced rental operations in 1997 and 1996 as compared to 1995.

At December 31, 1997, the Partnership has investments in 33 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 90% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the 33 local limited partnerships that were allocated to the Partnership were $1,.932,000, $1,869,000 and $2,214,000 for the years ended December 31, 1997, 1996 and 1995, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in income of limited partnerships of $642,529, $603,934 and $415,526 for the years ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1995, the Partnership contributed $191,044 to local limited partnerships, thereby allowing the Partnership to recognize a loss from those partnerships in that amount, which reduced the income recognized from the partnerships with positive investment balances. The capital contributions for 1997 and 1996 were $15,412 and $5,294, respectively, for each year. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $29,631,000 and $27,372,000 as of December 31, 1997 and 1996, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $499,540, $597,425 and $347,163 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1997, 1996 and 1995, the Partnership has cash and cash equivalents of $6,611,690, $5,849,983 and $4,895,340, respectively. These amounts are on deposit primarily with two high credit quality financial institutions, earning interest. In addition to increasing deposits, as a result of changing financial institutions where the cash and cash equivalents are on deposit, the interest rate earned on such deposits in 1997 was significantly greater than in prior years. This resulted in the Partnership earning $299,009, $165,591 and $168,911 in interest income for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income varies with market rates available and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner. Should the Partnership complete the sale of interests, its obligations may be reduced and a distribution of cash may be disbursed to the partners.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $501,660, $513,393 and $535,489 for the years ended December 31, 1997, 1996 and 1995, respectively. The fees have decreased due to the sales of properties owned by local partnerships, which reduced the invested assets.

Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $127,514 for the year ended December 31, 1997.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VI; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

General and administrative expenses were generally consistent for the three years presented. General and administrative expenses were $396,600, $262,047 and $289,923 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totalled $51,487, $47,231 and $43,729 for the years ended December 31, 1997, 1996 and 1995, respectively. Also included in partnership general and administrative expenses for 1997 is $127,514 in expenses, approximately $89,000 of which is included in accounts payable at December 31, 1997, related to the aforementioned third party review of the properties owned by the local partnership.

In 1995, NAPICO received mortgage brokerage fees of $131,000 for its involvement with the refinancing of limited partnerships' mortgages. The Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 or 10.0 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Since no payments have been made on these notes, interest expense has remained fairly constant and was $533,700, $519,650 and $519,650 for each of the three years in the period ended December 31, 1997.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1997, 1996 and 1995. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 33 local partnerships has remained fairly constant, and was $20,921,000, $21,246,000 and $20,571,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

Total expenses for the 33 local partnerships remained fairly consistent, and were $22,866,000, $23,123,000 and $23,034,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

The total net loss for the 33 local partnerships for 1997, 1996 and 1995 aggregated $1,945,000, $1,877,000 and $2,463,000, respectively. The losses allocable to the Partnership were $1,933,000, $1,869,000 and $2,214,000 for 1997, 1996 and 1995, respectively.

During the year ended December 31, 1997, the local limited partnership that owns Drexel III consummated the sale of the apartment complex. The Partnership received distributions of $670,245 of which $597,601 was recognized as a return of capital and $72,644 was recognized as distributions to income. The Partnership financial statements reflect no investment in the Drexel III local Partnership.

The Partnership, as a limited or general partner in the local partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions and accordingly, the status of the national economy, including substantial unemployment, concurrent inflation, and changing legislation could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VI
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited VI (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 35 percent and 27 percent of total assets as of December 31, 1997 and 1996, respectively, and the equity in income of these limited partnerships represents 12 percent, 12 percent and 13 percent of the total net income of the Partnership for the years ended December 31, 1997, 1996 and 1995, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VI as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1998

               [SANSIVERI, KIMBALL & MCNAMEE, L.L.P. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Partners of
 Charlton Housing Associates
 (A Limited Partnership):

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


                    /s/ SANSIVERI, KIMBALL & MCNAMEE, L.L.P.


Providence, Rhode Island
January 15, 1997

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Charlton Housing Associates Limited Partnership

We have audited the accompanying balance sheets of Charlton Housing Associates Limited Partnership as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Charlton Housing Associates Limited Partnership as of and for the year ended December 31, 1996, were audited by other auditors whose report, dated January 15, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Charlton Housing Associates Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1998, on our consideration of Charlton Housing Associates Limited Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements.


                                                  /s/ REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
January 31, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]




              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                    AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT




To the Partners of
Cassady Village Apartments, Ltd.

We have audited the accompanying balance sheets of CASSADY VILLAGE APARTMENTS, LTD., FHA Project No. 043-44028-LDP (Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cassady Village Apartments, Ltd. as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 14 through 19) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998 on our consideration of the Partnership's internal control and a report dated January 26, 1998, on its compliance with laws and regulations.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
January 26, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]



            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT




To the Partners of
Cassady Village Apartments, Ltd.


We have audited the accompanying balance sheet of CASSADY VILLAGE APARTMENTS, LTD. (an Ohio limited partnership), FHA Project Number 043-44028-LDP, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report dated January 19, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Cassady Village Apartments, Ltd. as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996, on our consideration of the Partnership's internal control structure and a report dated February 2, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data required by the U.S. Department of Housing and Urban Development shown on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                              /s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 2, 1996

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Charlton Housing Associates Limited Partnership

     We have audited the accompanying balance sheet of Charlton Housing Associates Limited Partnership as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Charlton Housing Associates Limited Partnership as of and for the year ended December 31, 1996, were audited by other auditors whose report, dated January 15, 1997, expressed an unqualified opinion on those statements.

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

     In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Charlton Housing Associates Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1998, on our consideration of Charlton Housing Associates Limited Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements.


                                        /s/ REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
January 31, 1998

                           [PAUL DAMIANO LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

The Partners
Riverpoint Associates
a/k/a Echo Valley Associates
(A Limited Partnership)
W. Warwick, RI

We have audited the accompanying balance sheet of RIHMFC Project No. RI-43-HO23-021 of Riverpoint Associates, a/k/a Echo Valley Associates (a limited partnership) as of June 30, 1997, and the related statements of profit and loss and changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in Note 1 to the financial statements, the partnership has computed depreciation on several major assets in accordance with accelerated cost recovery system (ACRS) required for federal income tax purposes, which does not allocate depreciation to expense over the estimated useful lives to conform with generally accepted accounting principles. If the financial statements were corrected for that departure from generally accepted accounting principles, based on a straight-line depreciation method, accumulated depreciation would be decreased by $2,147,340 as of June 30, 1997 and net income would be increased by $68,965 for the year then ended.

In our opinion, except for the effects of computing depreciation as discussed in the preceeding paragraph, the financial statements referred to above present fairly in all material respects, the financial position of RIHMFC Project No. RI-43-HO23-021 as of June 30, 1997 and the results of Its operations and the changes in partners' capital deficiency and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 11-16 are presented for the purposes of additional analysis and are not a required part of the basic financial statements of RIHMFC Project No. RI-43-HO23-021. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated September 23, 1997 on our consideration of Riverpoint Associates' internal control structure and a report dated September 23, 1997 on its compliance with specific requirements applicable to RIHMFC-programs.


                                   /s/ PAUL DAMIANO, CPA, PC
                                   Lincoln, RI 02865


September 23, 1997

                           [PAUL DAMIANO LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Partners
Riverpoint Associates
a/k/a Echo Valley Associates
(A Limited Partnership)
W. Warwick, RI


We have audited the accompanying balance sheet of RIHMFC Project No. RI-43-H023-021 of Riverpoint Associates, a/k/a Echo Valley Associates (a limited partnership) as of June 30, 1996, and the related statements of profit and loss and changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in Note 1 to the financial statements, the partnership has computed depreciation on several major assets in accordance with accelerated cost recovery system (ACRS) required for federal income tax purposes, which does not allocate depreciation to expense over the estimated useful lives to conform with generally accepted accounting principles. If the financial statements were corrected for that departure from generally accepted accounting principles, based on a straight-line depreciation method, accumulated depreciation would be decreased by $2,078,375 as of June 30, 1996 and net income would be increased by $67,629 for the year then ended.

In our opinion, except for the effects of computing depreciation as discussed in the preceding paragraph, the financial statements referred to above present fairly in all material respects, the financial position of RIHMFC Project No. RI-43-H023-021 as of June 30, 1996 and the results of its operations and the changes in partners' capital deficiency and cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                                             /s/ PAUL DAMIANO CPA, PC
                                             ------------------------


Lincoln, Rhode Island
September 17, 1996

            [NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


The Partners
Hudson Street Apartments
Culver City, California


We have audited the accompanying balance sheets of Hudson Street Apartments (a California partnership), CHFA Project No. 79-19-S, as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson Street Apartments as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated January 23, 1998 on our consideration of Hudson Street Apartments' internal controls and on its compliance with laws and regulations applicable to the California Housing Financing Agency's financial assistance programs.




                                     /s/ NANAS, STERN, BIERS, NEINSTEIN AND CO.
                                     ------------------------------------------
                                     NANAS, STERN, BIERS, NEINSTEIN AND CO.


January 23, 1998                     Beverly Hills, California

            [NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


The Partners
Hudson Street Apartments
Culver City, California


We have audited the accompanying balance sheets of Hudson Street Apartments (a California partnership). CHFA Project No. 79-19-S, as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards we have also issued reports dated January 22, 1997 on our consideration of Hudson Street Apartments' Internal Control Structure and on its compliance with laws and regulations applicable to the California Housing Financing Agency's financial assistance programs.





                               /s/   NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP
                              --------------------------------------------------
                                     NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP


January 22, 1997                     Beverly Hills, California

                       [KPMG PEAT MARWICK LLP LETTERHEAD]




                     REPORT ON AUDITED FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION

                          INDEPENDENT AUDITORS' REPORT


The Partners
Lonsdale Housing Associates:


We have audited the accompanying balance sheet of Lonsdale Housing Associates (the "Partnership"), HUD Project RI-43-HO23-087, as of May 31, 1997, and the related statements of profit and loss (on HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of May 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated June 19, 1997 on: our consideration of the Partnership's internal control structure, the Partnership's compliance with specific requirements applicable to major HUD programs, and the Partnership's compliance with specific requirements applicable to affirmative fair housing.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included in Schedules I through 7 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                 /s/ KPMG PEAT MARWICK LLP


June 19, 1997                        Providence, Rhode Island

                       [KPMG PEAT MARWICK LLP LETTERHEAD]




                     REPORT ON AUDITED FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION


                          INDEPENDENT AUDITORS' REPORT


The Partners
Lonsdale Housing Associates
(A Limited Partnership):


We have audited the accompanying balance sheet of Lonsdale Housing Associates (A Limited Partnership) (the "Partnership"), HUD Project No. RI-43-HO23-087, as of May 31, 1996, and the related statements of profit and loss (on HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



                           /s/ KPMG PEAT MARWICK LLP


Providence, Rhode Island
June 21, 1996

                       [KPMG PEAT MARWICK LLP LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT


The Partners
Lonsdale Housing Associates
(A Limited Partnership):

We have audited the accompanying balance sheet of Lonsdale Housing Associates (A Limited Partnership) Project No. RI-43-HO23-087 as of May 31, 1995, and the related statements of profit and loss (on HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lonsdale Housing Associates (A Limited Partnership) Project No. RI-43-HO23-087 at May 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 through 7 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.



                           /s/ KPMG PEAT MARWICK LLP


Providence, Rhode Island
June 29, 1995

         [PARENTE o RANDOLPH o ORLANDO o CAREY & ASSOCIATES LETTERHEAD]




                           INDEPENDENT AUDITOR'S REPORT


To the Partners
Mulberry Associates:

        We have audited the accompanying balance sheets of Mulberry Associates (a limited partnership), FHA Project No. 034-35146-LD, as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mulberry Associates (a limited partnership) as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

        In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 30, 1998, on our consideration of Mulberry Associates' (a limited partnership) internal control, and reports dated January 30, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

        Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 15 to 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Mulberry Associates (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                              /s/ PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES


Wilkes-Barre, Pennsylvania
January 30, 1998

         [PARENTE o RANDOLPH o ORLANDO o CAREY & ASSOCIATES LETTERHEAD]




                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Mulberry Associates:

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

      In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1997, on our consideration of Mulberry Associates' (a limited partnership) internal control structure, and reports dated January 29, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

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




                              /s/ PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES


Wilkes-Barre, Pennsylvania
January 29, 1997

                            [WEGNER LLP LETTERHEAD]




ACCOUNTANT'S REVIEW REPORT




To the Partners
New-Bel-Mo Enterprises
(A Limited Partnership)
Fennimore, Wisconsin



We have reviewed the accompanying balance sheets of New-Bel-Mo Enterprises (a limited partnership) RECDS Case No. 58-023-0391456911, as of December 31, 1997, 1996 and 1995 and the related statements of operations and partners deficit and cash flows for the years then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the project's owners.

A review consists principally of inquiries of Project personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our reviews were made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary information listed in the table of contents is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the reviews of the basic financial statements, and we are not aware of any material modifications that should be made thereto.



/s/ WEGNER LLP

Wegner LLP

Madison, Wisconsin
January 16, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]




              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                    AND ADDITIONAL FINANCIAL DATA REQUIRED BY
                  THE TENNESSEE HOUSING DEVELOPMENT AGENCY AND
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT




To the Partners
Oakwood Manor Associates, Ltd.

We have audited the accompanying balance sheets of OAKWOOD MANOR ASSOCIATES, LTD. (a Tennessee limited partnership), THDA Project No. 8.9.02 (the "Partnership"), as of December 31, 1997 and 1996 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor Associates, Ltd. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 13 through 20) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 1998 on our consideration of the Partnership's internal control and a report dated March 2, 1998 on its compliance with laws and regulations.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
March 2, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]



            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
                THE TENNESSEE HOUSING DEVELOPMENT AGENCY AND THE
                U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT




To the Partners of
Oakwood Manor Associates, Ltd.


We have audited the accompanying balance sheet of OAKWOOD MANOR ASSOCIATES, LTD. (a Tennessee limited partnership), THDA Project Number 8.9.02 (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report dated February 15, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor Associates, Ltd. as of December 31, 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1996 on our consideration of the Partnership's internal control structure and a report dated February 19, 1996 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional financial data shown on pages 14 through 20 is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
February 19, 1996

                      [FISHBEIN & COMPANY, P.C. LETTERHEAD]




                          INDEPENDENT AUDITOR'S REPORT



                                                          January 15, 1998

Partners
Park Place Associates


        We have audited the accompanying balance sheets of PARK PLACE ASSOCIATES (A New Jersey Limited Partnership) as of December 31, 1997, 1996, and 1995, and the related statements of operations, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards" issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The Partnership's policy is to prepare its financial statements on the basis of accounting practices prescribed or permitted by the New Jersey Housing & Mortgage Finance Agency. These practices differ in some respects from generally accepted accounting principles as more fully described in Note 1-b to the financial statements. Accordingly, the accompanying statements of operations are not intended to present the results of operations in conformity with generally accepted accounting principles.

        In our opinion, except as noted in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Park Place Associates as of December 31, 1997, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

[FISHBEIN & COMPANY, P.C. LETTERHEAD]                                     Page 2





      Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 12 through 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

      In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 1998, on our consideration of Park Place Associates' internal control structure and reports dated January 15, 1998, on its compliance with specific requirements applicable to major HUD programs and fair housing and nondiscrimination.



                                                    /s/ FISHBEIN & COMPANY, P.C.


Elkins Park, Pennsylvania

                      [LEONIAK, BAIR & COMPANY LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT

Partners
Parkesedge Associates
State College, Pennsylvania


        We have audited the accompanying balance sheets of Parkesedge Associates as of December 31, 1997 and 1996, and the related statements of income and partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkesedge Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

        In accordance with Government Auditing Standards, we have also issued our report dated February 4, 1998 on our consideration of Parkesedge Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.



                                                     /s/ LEONIAK, BAIR & COMPANY


State College, Pennsylvania
February 4, 1998

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

     In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Parkesedge Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated February 1, 1997 on our consideration of Parkesedge Associates' internal control structure and a report dated February 1, 1997 on its compliance with laws and regulations.

                         /s/ LEONIAK, BAIR & COMPANY

State College, Pennsylvania
February 1, 1997

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]




              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                    AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT




To the Owners of
Penneco Associates of Johnstown II

We have audited the accompanying balance sheets of PENNECO ASSOCIATES OF JOHNSTOWN II, (the "Project") FHA Project No. PA-28-0004-025, as of December 31, 1997 and 1996, and the related statements of operations, changes in project deficit and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penneco Associates of Johnstown II, as of December 31, 1997 and 1996, and its results of operations, changes in project deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1998 on our consideration of the Project's internal control and a report dated February 12, 1998, on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 14 through 18) are presented for the purpose of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                            /s/ ALTSCHULER, MELVOIN AND GLASSER LLP



Chicago, Illinois
February 12, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]



            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT



To the Owners of
Penneco Associates of Johnstown II


We have audited the balance sheet of PENNECO ASSOCIATES OF JOHNSTOWN II, FHA Project Number PA-28-0004-009, as of December 31, 1995, and the statements of operations, changes in project deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penneco Associates of Johnstown II as of December 31, 1995, and the results of its operations, changes in project deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming the Project will continue as a going concern. As discussed in Notes 3 and 4 to the financial statements, the Project's capital deficit, unpaid property taxes and legal judgment raise substantial doubt about the Project's ability to continue an a going concern. Management's plans regarding these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1996, on our consideration of the Project's internal control structure and a report dated February 7, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data shown on pages 14 through 18 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.


                                         /s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
February 7, 1996

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Sol 413 Limited Dividend Partnership

        We have audited the accompanying balance sheet of Sol 413 Limited Dividend Partnership as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sol 413 Limited Dividend Partnership, as of December 31, 1997, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 12, 1998, on our consideration of Sol 413 Limited Dividend Partnership's internal control and on its compliance with specific requirements applicable to major and nonmajor HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.




San Juan, Puerto Rico                   Federal Employer Identification
January 12, 1998, except Note F           Number: 66-0432941
  which is as of March 3, 1998




Audit Principal: William T. Riley, Jr.

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

        In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 13, 1997, on our consideration of Sol 413 Limited Dividend Partnership's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD Programs, affirmative fair housing, and laws and regulations applicable to the financial statements.





                                                   /s/ SANTIAGO, RILEY & REZNICK


[SEAL]

San Juan, Puerto Rico                       Federal Employer
January 13, 1997                             Identification Number:
                                             66-0432841


Audit Principal: William T. Riley, Jr.

                     [SANTIAGO, RILEY & REZNICK LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Sol 413 Limited Dividend Partnership

      We have audited the accompanying balance sheet of Sol 413 Limited Dividend Partnership as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      The Partnership has not maintained certain customary accounting records and supporting documents relating to transactions with a general partner as discussed in Note E. We were unable to satisfy ourselves by other auditing procedures as to the possible effects of transactions with the general partner.

      In our opinion, except for the effects, if any, of the items discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Sol 413 Limited Dividend Partnership, as of December 31, 1995, and the results of its operations, changes in partners' deficit, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects, if any, of the items discussed in the third paragraph, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        In accordance with Government Auditing Standards, we have also issued reports dated January 25, 1996, on our consideration of Sol 413 Limited Dividend Partnership's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.




                                                   /s/ SANTIAGO, RILEY & REZNICK




[SEAL]


San Juan, Puerto Rico                  Federal Employer
January 25, 1996                         Identification Number:
                                         66-0432841


Audit Principal: William T. Riley, Jr.

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]



              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                    AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT




To the Partners of
Victory Square Apartments,
Limited Partnership

We have audited the accompanying balance sheets of VICTORY SQUARE APARTMENTS, LIMITED PARTNERSHIP, FHA Project No. 042-35196-LDP, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Square Apartments, Limited Partnership as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 13 through 19) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1998 on our consideration of the Partnership's internal control and a report dated February 9, 1998, on its compliance with laws and regulations.




                                  /s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
February 9, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]




            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT




To the Partners of
Victory Square Apartments, Ltd.


We have audited the accompanying balance sheet of VICTORY SQUARE APARTMENTS, LTD. (an Ohio limited partnership), FHA Project Number 042-35196-LDP, as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Victory Square Apartments, Ltd. as of and for the year ended December 31, 1994 were audited by other auditors whose report dated January 19, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Victory Square Apartments, Ltd. at December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996, on our consideration of the Partnership's internal control structure and a report dated February 2, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data shown on pages 13 through 18 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                   /s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
February 2, 1996

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                                  1997              1996
                                                                              -------------      ------------
                                     ASSETS

         INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                       $    5,885,699     $   6,051,522

         RENTAL PROPERTY, net of accumulated depreciation (Note 1)               3,016,049         3,158,470

         CASH AND CASH EQUIVALENTS (Note 1)                                      6,611,690         5,849,983

         CASH, restricted (Note 3)                                                  38,465            35,750

         OTHER ASSETS                                                              174,284           190,643
                                                                              -------------      ------------

         TOTAL ASSETS                                                       $   15,726,187     $  15,286,368
                                                                              =============      ============

                      LIABILITIES AND PARTNERS' DEFICIENCY

         LIABILITIES:
           Mortgage notes payable related to properties (Notes 4 and 9)     $    4,828,404     $   4,886,300
           Notes payable and amounts due for partnership
             interests (Notes 5 and 9)                                           5,795,000         5,795,000
           Accrued interest payable (Notes 5 and 9)                              6,103,244         5,650,383
           Accounts payable                                                        117,968            47,372
           Other liabilities                                                        38,465            35,750
                                                                              -------------      ------------

                                                                                16,883,081        16,414,805
                                                                              -------------      ------------

         COMMITMENTS AND CONTINGENCIES (Notes 2, 6 and 7)

         PARTNERS' DEFICIENCY:
           General partners                                                       (362,758)         (362,474)
           Limited partners                                                       (794,136)         (765,963)
                                                                              -------------      ------------

                                                                                (1,156,894)       (1,128,437)
                                                                              -------------      ------------

         TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                         $   15,726,187     $  15,286,368
                                                                              =============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                          1997              1996               1995
                                                       -----------       ------------       ------------
RENTAL OPERATIONS:
     Revenues                                        $  1,070,895      $   1,211,516      $   2,715,123
                                                       -----------       ------------       ------------

      Expenses:
         General and administrative                        84,870            162,929            429,258
         Operating                                        369,779            395,170          1,040,846
         Management fees - affiliate (Note 6)              53,500             76,862            165,018
         Depreciation and amortization (Note 1)           156,480            210,414            381,897
         Interest                                         426,337            541,383            944,140
                                                       -----------       ------------       ------------

                                                        1,090,970          1,386,758          2,961,159
                                                       -----------       ------------       ------------

LOSS FROM RENTAL OPERATIONS                               (20,075)          (175,242)          (246,036)
                                                       -----------       ------------       ------------

PARTNERSHIP OPERATIONS:
    Interest income                                       299,009            165,591            168,911
                                                       -----------       ------------       ------------

    Expenses:
         Management fees - general partner (Note 6)       501,660            513,393            535,489
         Mortgage brokerage fees - general partner
         (Note 6)                                          -                  -                 131,100
         General and administrative                       396,600            262,047            289,923
         Interest                                         533,700            519,650            519,650
                                                       -----------       ------------       ------------
                                                        1,431,960          1,295,090          1,476,162
                                                       -----------       ------------       ------------

LOSS FROM PARTNERSHIP OPERATIONS                       (1,132,951)        (1,129,499)        (1,307,251)
                                                       -----------       ------------       ------------

GAIN ON SALE OF RENTAL PROPERTY (Note 1)                   -               1,902,022                  -

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                                625,029            603,934            415,526

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     499,540            597,425            347,163
                                                       -----------       ------------       ------------

NET INCOME (LOSS)                                    $    (28,457)     $   1,798,640      $    (790,598)
                                                       ===========       ============       ============

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                   $         (1)     $         107      $         (47)
                                                       ===========       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                 General       Limited
                                 Partners      Partners      Total
                               -----------   -----------   -----------
DEFICIENCY, January 1, 1995    $  (372,554)  $(1,763,925)  $(2,136,479)

    Net loss, 1995                  (7,906)     (782,692)     (790,598)
                               -----------   -----------   -----------

DEFICIENCY, December 31, 1995     (380,460)   (2,546,617)   (2,927,077)

    Net income, 1996                17,986     1,780,654     1,798,640
                               -----------   -----------   -----------

DEFICIENCY, December 31, 1996     (362,474)     (765,963)   (1,128,437)

    Net income, 1997                  (285)      (28,172)      (28,457)
                               -----------   -----------   -----------

DEFICIENCY, December 31, 1997  $  (362,758)  $  (794,136)  $(1,156,894)
                               ===========   ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                    1997         1996          1995
                                                                -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net  income (loss)                                        $   (28,457)  $ 1,798,640   $  (790,598)
      Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
          Gain on sale of rental property                                 0    (1,902,022)           --
          Equity in income of limited partnerships
            and amortization of acquisition costs                  (642,529)     (603,934)     (415,526)
          Depreciation and amortization                             156,480       210,414       353,827
          (Increase) decrease in receivables from
            limited partnerships                                         --         1,000       256,250
          Decrease in other assets                                    2,300       136,670         5,581
          Increase in accrued interest payable                      452,861       396,403       419,435
          (Decrease) increase in accounts payable                    70,596      (146,129)       87,006
          (Decrease) increase in other liabilities                    2,715       (95,421)       (1,948)
                                                                -----------   -----------   -----------
          Net cash provided by (used in) operating activities        31,466      (204,379)      (85,973)
                                                                -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions to limited partnerships recognized
        as a return of capital                                      823,764       176,852       201,288
          Decrease in restricted cash                                (2,715)       48,588           562
          Decrease in short term investments                             --       125,000            --
          Capital contribution to investee limited partnership      (32,912)       (5,294)     (191,044)
          Addition to rental property                                    --            --            --
          Proceeds from sale of rental property                                 5,818,140            --
                                                                -----------   -----------   -----------

          Net cash provided by investing activities                 788,137     6,163,286        10,806
                                                                -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of mortgages                                           (57,896)   (5,004,264)     (102,437)
                                                                -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                               761,707       954,643      (177,604)

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                           5,849,983     4,895,340     5,072,944
                                                                -----------   -----------   -----------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                $ 6,611,690   $ 5,849,983   $ 4,895,340
                                                                ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
       Cash paid during the year for interest                   $   507,176   $   664,630   $ 1,044,356
                                                                ===========   ===========   ===========


      The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

        Real Estate Associates Limited VI (the "Partnership"), was formed under the California Limited Partnership Act on October 12, 1982. The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects and to acquire, lease, sell or mortgage real or personal property. The general partners are Coast Housing Investments Associates (CHIA), a limited partnership, and National Partnership Investments Corp. (NAPICO) a wholly owned subsidiary of Casden Investment Corporation, the corporate general partner. Casden Investment Corporation owns 100 percent of NAPICO's stock. The limited partner of CHIA is an officer of NAPICO. The business of Real VI is conducted primarily by NAPICO.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

        The costs of rental property and estimated useful lives for depreciation are as follows:

                                            Estimated
                                              Useful
                                              Lives                 1997           1996
                                          -------------         -----------    -----------
        Land                                                    $ 1,557,180     $1,557,180
        Buildings                          25 years               3,283,659      3,283,659
        Equipment                          3 to 5 years             824,580        824,580
                                                                -----------    -----------
                                                                  5,665,419     5,665,419
        Less-Accumulated Depreciation
         and Amortization                                         2,649,370      2,506,949
                                                                -----------    -----------

                                                                $ 3,016,049    $ 3,158,470
                                                                ===========    ===========

        On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. After payment of closings costs, the Partnership realized a gain of approximately $1,902,000 in 1996



        NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of unrestricted cash and bank certificates of deposit with maturities of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with two high credit quality financial institutions Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

2.     INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 26 limited partnerships and a general partner interest in one general partnership. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds limited partner interests in seven limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 33 limited partnerships and one general partnership, which own residential low income rental projects consisting of 2,624 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

        As of December 31, 1997, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

        Equity in losses of unconsolidated limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $29,631,000 and $27,372,000 as of December 31, 1997 and 1996, respectively.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

        The following is a summary of the investments in unconsolidated limited partnerships and reconciliation to the limited partnership accounts:

                                                                  1997          1996
                                                              -----------   -----------
        Investment balance, beginning of year                 $ 6,051,522   $ 5,619,146
        Capital contributions to limited partnerships              15,412         5,294
        Cash distributions recognized as a return of capital     (823,764)     (176,852)
        Amortization of additional basis and capitalized
          acquisition costs and fees                             (117,951)     (244,391)
        Equity in income of limited partnerships                  760,480       848,325
                                                              -----------   -----------

        Investment balance, end of year                       $ 5,885,699   $ 6,051,522
                                                              ===========   ===========

        The difference between the investment per the accompanying balance sheets at December 31, 1997 and 1996, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of limited partnerships, additional basis and costs capitalized to the investment account and cumulative distributions recognized as income.

        Selected financial information from the combined financial statements at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets
                                 --------------
                                                                1997       1996
                                                             ---------   ---------
                                                                (in thousands)
        Land and buildings, net                              $  49,936   $  54,130
                                                             =========   =========

        Total assets                                         $  67,970   $  72,075
                                                             =========   =========

        Mortgage loans payable                               $  67,569   $  71,021
                                                             =========   =========

        Total liabilities                                    $  98,879   $ 100,740
                                                             =========   =========

        Deficiency of the Real Estate Associates Limited VI  $ (29,604)  $ (26,876)
                                                             =========   =========

        Deficiency of other partners                         $  (1,306)  $  (1,777)
                                                             =========   =========

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations
                            ------------------------

                                                 1997       1996       1995
                                               --------   --------   --------
                                                       (in thousands)
        Total revenue                          $ 20,921   $ 21,246   $ 20,571
                                               ========   ========   ========

        Interest expense                       $  5,155   $  5,561   $  5,720
                                               ========   ========   ========

        Depreciation                           $  3,592   $  3,597   $  3,529
                                               ========   ========   ========

        Total expenses                         $ 22,866   $ 23,123   $ 23,034
                                               ========   ========   ========

        Net loss                               $ (1,945)  $ (1,877)  $ (2,463)
                                               ========   ========   ========

        Net loss allocable to the Partnership  $ (1,933)  $ (1,869)  $ (2,214)
                                               ========   ========   ========

        Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

        An affiliate of NAPICO is the general partner in 10 of the limited partnerships included above, and another affiliate receives property management fees ranging from 5 percent to 7 percent of the revenue from seven of these partnerships. The affiliate received property management fees of $164,908, $179,660 and $178,106 in 1997, 1996 and 1995
        respectively. The following sets forth the significant data for the partnerships in which an affiliate of NAPICO was the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                                                            1997       1996       1995
                                                          --------   --------   --------
                                                               (in thousands)

        Total assets                                      $  9,443   $ 12,049
                                                          ========   ========

        Total liabilities                                 $ 13,178   $ 14,813
                                                          ========   ========

        Deficiency of Real Estate Associates  Limited VI  $ (3,633)  $ (2,674)
                                                          ========   ========

        Deficiency of other partners                      $   (102)  $    (89)
                                                          ========   ========

        Total revenue                                     $  2,629   $  3,213   $  3,136
                                                          ========   ========   ========

        Net loss                                          $   (383)  $   (340)  $   (502)
                                                          ========   ========   ========


               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        During the year ended December 31, 1997, the local limited partnership that owns Drexel III consumated the sale of the apartment complex. The Partnership received distributions of $670,245 of which $597,601 was recognized as a return of capital and $72,644 was recognized as distributions to income. The Partnership financial statements reflect no investment in the Drexel III local Partnership.

3.      CASH, RESTRICTED

        Restricted cash at December 31, 1997 and 1996 consists of tenants' security deposits.

4.      MORTGAGE NOTE PAYABLE RELATED TO PROPERTY

        Mortgage notes payable related to properties consist of the following at December 31, 1997 and 1996:

                                                                    1997           1996
                                                                 ------------   -----------
        Mortgage note bears interest at 8.78 percent (9.5
        percent in 1995) per annum, with monthly principal
        and interest payments of $40,385, due September
        10, 2006.


                                                                 $  4,886,300   $ 4,886,300
                                                                 ============   ===========


       The notes are collateralized by the rental properties.

        The mortgage note payable at December 31, 1997 requires principal payments as follows:

             1998                                                   63,189
             1999                                                   68,966
             2000                                                   75,270
             2001                                                   82,152
             2002                                                   89,662
             Thereafter through 2006                             4,449,165
                                                                ----------
                                                                $4,828,404
                                                                ==========

5.     NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000, based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 or
        10.0 percent per annum and have principal maturities ranging from December 1998 to December 2012. Effective January 1, 1997, the interest rates for two notes totalling $2,810,000 changed to 10 percent per terms of the note.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


5.      NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS (CONTINUED)

        The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

        Maturity dates of the notes payable and related accrued interest are as follows:

                                                                                Accrued
             Years Ending December 31,                        Notes             Interest
             -------------------------                      ----------         ----------
                    1998                                    $                  $
                    1999                                       940,000          1,149,634
                    2000
                    2001                                     2,810,000          2,896,590
                    2002                                       920,000            989,792
                 Thereafter                                    800,000          1,100,077
                                                            -----------        -----------
                                                            $5,470,000         $6,103,244
                                                            ==========         ==========


Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $127,514 for the year ended December 31, 1997.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

5.      NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS (CONTINUED)

        The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VI; and
        (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

        A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

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

        For one of the properties owned by the Partnership, an affiliate of NAPICO receives a management fee of 5 percent of its gross revenues plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $12,000 and $107,000 in 1996 and 1995, respectively. An affiliate of the minority general partner of a general partnership that is consolidated, manages the property owned by that partnership. The fee is calculated based on five percent of gross collections plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $60,000, $65,000 and $58,000 in 1997, 1996 and 1995, respectively. In 1995, NAPICO received mortgage brokerage fees of $131,000 for its involvement with the refinancing of limited partnerships' mortgages (Note 2).

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $51,487, $47,231 and $43,729 in 1997, 1996
        and 1995, respectively, and is included in operating expenses.

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

        The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

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

10.     FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $196,000, between the estimated nine-month equity in income and the actual 1997 year end equity in income, has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              Year Ended December 31, 1997
                               -----------------------------------------------------------------------------------------------
                                                                   Cash
                                 Balance                          Distri-                         Balance          Future
                                 January          Capital         butions        Equity in        December         Capital
Limited Partnerships             1, 1997       Contributions     Received      Income/(Loss)      31, 1997      Contributions
----------------------------   -------------   ---------------  ------------   --------------   -------------   --------------
Boynton Terrace                $               $                $              $                $
Cady Brook Apts.                    335,451                          (4,777)         58,590          389,264
Cassidy Village                     264,704                            (957)         (13,128)        250,619
City Heights
Crockett Manor                                          7,000                         (7,000)
Denny Place                                            15,000
Drexel Park III                     597,601             3,118      (600,719)
Eastridge Apts.
EchoValley Apts.                     22,392                          (9,490)          53,085          65,987
Filmore I
Grant-Ko Enterprises
Hudson Gardens                      350,946                         (19,855)          71,636         402,727
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                    883,427                         (70,635)         199,309       1,012,101
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers                   2,800,336                         (55,252)         160,271       2,905,355
New-Bel-Mo Enterprises              (25,500)                                                         (25,500)          25,500
Oakridge Apts.
Oakwood Manor                       173,689                         (15,697)          15,713         173,705
Park Place Apts., TX
Park Place Apts., NJ                305,027                         (40,825)         111,000         375,202
Parkesedge Elderly Apts.            214,016                                           20,369         234,385           18,000
Paula Maria Apts.
(Century Plaza)                                         5,294        (5,294)
Penneco II                          (25,000)                                                         (25,000)          25,000
Sauk-Ko Enterprises
SOL 413                             (22,000)            2,500                                        (22,000)          22,000
Valley Oak Apts.
Victory Square                      176,433                            (263)         (27,316)        148,854
Villas de Orocovix
Willow Wood
                               -------------   ---------------  ------------   --------------   -------------   --------------

                               $   6,051,522   $       32,912   $  (823,764)   $     625,029    $  5,885,699    $      90,500
                               =============   ===============  ============   ==============   =============   ==============


                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             Year Ended December 31, 1996
                             ------------------------------------------------------------------------------------------------
                                                                  Cash
                               Balance                           Distri-                         Balance          Future
                               January          Capital          butions        Equity in        December         Capital
Limited Partnerships           1, 1996       Contributions      Received      Income/(Loss)      31, 1996      Contributions
---------------------------  -------------   ---------------   ------------   --------------   -------------   --------------
Boynton Terrace              $               $                 $              $                $
Cady Brook Apts.                  298,129                           (4,778)          42,100         335,451
Cassidy Village                   308,841                           (2,397)         (41,740)        264,704
City Heights
Crockett Manor
Denny Place
Drexel Park III                   572,502                          (16,035)          41,134         597,601
Eastridge Apts.
EchoValley Apts.                                                                     22,392          22,392
Filmore I
Grant-Ko Enterprises
Hudson Gardens                    293,015                          (19,747)          77,678         350,946
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                  769,348                          (34,597)         148,676         883,427
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers                 2,662,471                          (55,252)         193,117       2,800,336
New-Bel-Mo Enterprises            (25,500)                                                          (25,500)          25,500
Oakridge Apts.
Oakwood Manor                     166,065                           (5,390)          13,014         173,689
Park Place Apts., TX
Park Place Apts., NJ              230,507                          (33,362)         107,882         305,027
Parkesedge Elderly Apts.          196,044                                            17,972         214,016           18,000
Paula Maria Apts.                                     5,294         (5,294)
Penneco II                        (25,000)                                                          (25,000)          25,000
Sauk-Ko Enterprises
SOL 413                           (22,000)                                                          (22,000)          22,000
Valley Oak Apts.
Victory Square                    194,724                                           (18,291)        176,433
Villas de Orocovix
Willow Wood
                             -------------   ---------------   ------------   --------------   -------------   --------------

                             $  5,619,146    $        5,294    $  (176,852)   $     603,934    $  6,051,522    $      90,500
                             =============   ===============   ============   ==============   =============   ==============


                                                                        SCHEDULE
                                                                     (CONTINUED)
                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                       Year Ended December 31, 1995
                                ----------------------------------------------------------------------------
                                                          Cash
                                Balance                  Distri-                   Balance       Future
                                January       Capital    butions     Equity in     December       Capital
Limited Partnerships            1, 1995  Contributions   Received   Income (Loss)  31, 1995    Contributions
--------------------            -------  -------------   --------   -------------  --------    -------------
Boynton Terrace               $              $          $             $            $                $
Cady Brook Apts.                 259,446                                 38,683       298,129
Cassidy Village                  336,069                                (27,228)      308,841
City Heights
Crockett Manor                                 20,000                   (20,000)
Denny Place                                    95,000                   (95,000)
Drexel Park III                  563,333                   (16,035)      25,204       572,502
Eastridge Apts.
Echo Valley Apts.
Filmore I
Grant-Ko Enterprises
Hudson Gardens                   296,493                   (76,161)      72,683       293,015
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                 669,175                   (34,888)     135,061       769,348
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers                2,522,709                   (55,252)     195,014     2,662,471
New-Bel-Mo Enterprises           (25,500)                                             (25,500)         25,500
Oakridge Apts. II
Oakwood Manor                    160,734          250       (5,444)      10,525      166,065
Park Place Apts., TX
Park Place Apts., NJ             104,301                    (3,196)     129,402      230,507
Parkesedge Elderly Apts.         139,401                                 56,643      196,044           18,000
Paula Maria Apts.                               5,294       (5,294)
Penneco II                       (25,000)                                             (25,000)         25,000
Sauk-Ko Enterprises
SOL 413                          (22,000)                                             (22,000)         22,000
Valley Oak Apts.
Victory Square                   234,703                    (5,018)     (34,961)      194,724
Villas de Orocovix
Willow Wood                                    70,500                   (70,500)
                              ----------     --------   ----------    ---------    ----------       ---------

                              $5,213,864     $191,044   $ (201,288)   $ 415,526    $5,619,146       $  90,500
                              ==========     ========   ==========    =========    ==========       =========


                                                                        SCHEDULE
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995



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

                        REAL ESTATE ASSOCIATES LIMITED VI           SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                               DECEMBER 31, 1997

                                                                   Buildings, Furnishings    Total
                                                                        & Equipment          Land
                             Number     Outstanding                    Amount Carried      Buildings,
                               of        Mortgage                       at Close of       Furnishings   Accumulated    Construction
Partnership/Location         Units         Loan           Land              Year          & Equipment   Depreciation      Period
--------------------         -----      -----------   ----------   ---------------------  ------------  ------------   ------------
Boynton Terrace                 89     $ 5,040,000    $  208,001       $ 4,124,446        $  4,332,447   $ 1,983,264      1983-1984
 Boyton Beach, FL
Cadybrook                       40       1,044,337        89,225         1,812,932           1,902,157       584,134         (A)
 Charlton, MA
City Heights                   151       3,821,287             0         5,219,777           5,219,777     3,615,716         (A)
  Wilkes-Barre, PA
Crockett Manor                  38       1,036,649        10,000         1,259,214           1,269,214       639,424         (A)
 Trenton, TN
Eastridge Apts.                 96         609,960       101,500         1,561,103           1,662,603     1,357,935         (A)
 Bristol, VA
Echo Valley                    100       1,191,666       103,011         3,924,545           4,027,556     3,551,211         (A)
 Warwick, RI
Filmore I                       32       1,195,181       115,000         1,312,495           1,427,495       673,170         (A)
 Phoenix, AZ
Grant-Ko Enterprises            40       1,233,460       100,000         1,408,873           1,508,873       678,907         (A)
 Platteville, WS
Hudson Gardens                  41       1,479,363       252,855         2,011,719           2,264,574     1,039,449         (A)
 Pasadena, CA
Hummelstown Manor               51       1,743,485        98,839         1,745,476           1,842,315     1,622,098        1983
 Hummelstown, PA
Kentucky Manor                  48       1,399,089       100,696         1,428,380           1,529,076       880,955         (A)
 Oak Grove, KY
Lonsdale Housing               131       3,046,650       214,833         6,362,322           6,577,155     3,804,286         (A)
 Providence, RI
Mariner's Cove                 500      13,452,668             0        16,131,324          16,131,324     8,248,949      1983-1984
 San Diego, CA
Menlo Estates                   80       2,754,581       492,061         3,679,693           4,171,754     2,018,152         (A)
 Riverside, CA
Mullberry Towers               206       5,553,525       199,754         7,668,230           7,867,984     3,123,460         (A)
 Scranton, PA
New-Bel-Mo Enterprises          34         997,500        78,078         1,147,760           1,225,838       537,438         (A)
 New Glarus, Bellevile,
 Monticello, WS
Oakridge Apts.                  48       1,200,901        55,000         1,500,221           1,555,221     1,318,591         (A)
 Biloxi, MS
Oakwood                         34         652,873        61,538           777,542             839,080       297,395         (A)
 Milan, TN
Park Place                     128       5,812,027       304,166         7,347,967           7,652,133     2,696,031      1983-1984
 Ewing, NJ
Park Place Apts.                60       1,897,974       146,305         2,267,692           2,413,997     1,335,771         (A)
 Cleveland, TX
Parkesedge Elderly Apts.        45       1,482,445       160,000         1,091,891           1,251,891             0         (A)
 Parkesedge, PA
Penneco II                      76       1,931,934        79,627         2,792,000           2,871,627     1,474,150         (A)
 Johnstown, PA
Sauk-Ko Enterprises             30         813,276        60,000         1,166,773           1,226,773       547,096         (A)
 Baraboo, WS
SOL-413                         12         365,928        50,000           389,858             419,858       197,426         (A)
 Old San Juan, PR
Valley Oaks Senior              50       1,771,000       121,464         1,906,110           2,027,574     1,019,676         (A)
 Galt, CA
Villas de Orocovix              41       1,425,043        59,550         1,717,435           1,776,985       911,674         (A)
 Orocovix, PR
Cassidy Village                 98       1,099,059       156,850         2,021,621           2,178,471       904,109         (A)
 Columbus, OH
Denny Place                     17         415,608       290,000         1,070,594           1,360,594       497,167         (A)
 Los Angeles, CA
Marshall Plaza I                40         220,469        68,414           709,014             777,428       317,089         (A)
 Loraine, OH
Marshall Plaza II               50         310,499        78,901           919,854             998,755       411,382         (A)
 Loraine, OH
Paula Maria I                  120       1,085,850       215,730         2,852,574           3,068,304     1,509,024         (A)
 Hampton, VA
Victory Square                  81       1,006,226        36,630         1,794,845           1,831,475       802,693         (A)
 Canton, OH
Willow Wood                     19         479,066       290,000         1,097,181           1,387,181       513,147         (A)
 Los Angeles, CA
Additional basis of real
 estate due to REAL VI's
 capital contribution to
 limited partnership not
 recorded by Investee
 limited partnership                                     107,796         6,537,625           6,645,421     4,115,124
                             -----     -----------    ----------       -----------        ------------   -----------
TOTAL                        2,624      67,569,379     4,503,824        98,739,086         103,242,910    53,307,093
                             =====     ===========    ==========       ===========        ============   ===========

        (A) This project was complete when REAL VI entered the Partnership.

                                                                    SCHEDULE III


                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1997


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

        3.      Investments in property and equipment-limited partnerships:

                                                     Buildings,
                                                     Furnishings,
                                                       And
                                        Land         Equipment        Total
                                    -------------  -------------  -------------
        Balance, January 1, 1995    $   4,551,180  $  99,542,079  $ 104,093,259

        Net additions, 1995                10,365        748,766        759,131
                                    -------------  -------------  -------------

        Balance, December 31, 1995      4,561,545    100,290,845    104,852,390

        Net additions, 1996                19,721        846,147        865,868
                                    -------------  -------------  -------------

        Balance, December 31, 1996      4,581,266    101,136,992    105,718,258

        Net additions, 1997               (77,442)    (2,397,906)    (2,475,348)
                                    -------------  -------------  -------------

        Balance, December 31, 1997  $   4,503,824  $  98,739,086  $ 103,242,910
                                    =============  =============  =============


                                                                    SCHEDULE III
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1997



                                       Buildings,
                                       Furnishings
                                          And
                                       Equipment
                                      -----------
        Accumulated  Depreciation:

        Balance at January 1, 1995    $44,768,883

        Net additions for 1995          3,359,377
                                      -----------

        Balance at December 31, 1995   48,128,260

        Net additions for 1996          3,459,872
                                      -----------

        Balance at December 31, 1996   51,588,132

        Net deletions for 1997          1,718,961
                                      -----------

        Balance at December 31, 1997  $53,307,093
                                      ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY CONSOLIDATED LOCAL PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1997



        Investments in property and equipment-general partnerships
        (continued):

        The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1997 is approximately $5,665,419.


                                                   Buildings
                                                   Furnishings,
                                                     And
                                       Land         Equipment        Total
                                    ------------   ------------   ------------
        Balance, January 1, 1995    $  1,935,839   $ 10,141,782   $ 12,077,621

        Additions during 1995                 --             --             --
                                    ------------   ------------   ------------

        Balance, December 31, 1995     1,935,839     10,141,782     12,077,621

        Deletions during 1996           (378,659)    (6,033,543)    (6,412,202)
                                    ------------   ------------   ------------

        Balance, December 31, 1996     1,557,180      4,108,239      5,665,419

        Activity during 1997                  --             --             --
                                    ------------   ------------   ------------

        Balance, December 31, 1997  $  1,557,180   $  4,108,239   $  5,665,419
                                    ============   ============   ============


                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY CONSOLIDATED LOCAL PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1997


                                       Buildings,
                                      Furnishings,
                                         And
                                       Equipment
                                      -----------
         ACCUMULATED DEPRECIATION:
         -------------------------
        Balance at January 1, 1995    $ 4,438,792

        Net additions for 1995            353,827
                                      -----------

        Balance at December 31, 1995    4,792,619

        Net additions for 1996            198,237

        Net deletions for 1996         (2,483,907)
                                      -----------

        Balance at December 31, 1996    2,506,949

        Net additions for 1997            142,421
                                      -----------

        Balance at December 31, 1997  $ 2,649,370
                                      ===========


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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President of Finance.

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

PATRICIA W. TOY, 68, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. ("NAPICO"). The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. Management fees were $501,660, $513,393 and $535,489 for the years ended December 31, 1997, 1996 and 1995, respectively.

In 1995, NAPICO received mortgage brokerage fees of $131,000 for its involvement with the refinancing of limited partnerships' mortgages.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $51,487, $47,231 and $43,729 in 1997, 1996 and 1995, respectively, and is included in operating expenses.

For one of the properties owned by the Partnership, an affiliate of NAPICO receives a management fee of 5 percent of its gross revenues plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $12,000 and $107,000 in 1996 and 1995, respectively. An affiliate of the minority general partner of a general partnership that is consolidated, manages the property owned by that partnership. The fee is calculated based on five percent of gross collections plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $60,000, $65,000 and $58,000 in 1997, 1996 and 1995, respectively.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VI; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 1997 and 1996.

Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Partners' Equity (Deficiency) for the years ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements.

FINANCIAL STATEMENT SCHEDULES

APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VI REAL ESTATE III AND THE LIMITED
PARTNERSHIPS:

Schedule - Investments in Limited Partnerships, December 31, 1997, 1996 and
1995.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


REAL ESTATE ASSOCIATES LIMITED VI

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          General Partner


/s/ CHARLES H. BOXENBAUM
--------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
--------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
--------------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
--------------------------------------
Henry C. Casden
Director


/s/ BOB E. SCHAFER
--------------------------------------
Bob E. Schafer
Senior Vice President of Finance