Form 10-Q
period 1998-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 1998-05-20
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1998

                         Commission File Number 0-13112

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

                                 Yes [X] No [ ]

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

                  Consolidated Balance Sheets,
                        March 31, 1998 and December 31, 1997 ...............................1

                  Consolidated Statements of Operations,
                        Three Months Ended, March 31, 1998 and 1997.........................2

                  Consolidated Statement of Partners' Deficiency
                        Three Months Ended March 31, 1998 ..................................3

                  Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 1998 and 1997 .........................4

                  Notes to Consolidated Financial Statements ...............................5

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation ......................................12


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings ..........................................................15

      Item 6.  Exhibits and Reports on Form 8-K ...........................................15

      Signatures ..........................................................................16

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                      1998                 1997
                                                                  (Unaudited)            (Audited)
                                                                  ------------          ------------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                      $  6,012,451          $  5,885,699

RENTAL PROPERTY, net of accumulated depreciation (Note 1)            2,972,435             3,016,049

CASH AND CASH EQUIVALENTS (Note 1)                                   6,523,970             6,611,690

CASH, restricted (Note 3)                                               38,465                38,465

OTHER ASSETS                                                           242,196               174,284
                                                                  ------------          ------------

TOTAL ASSETS                                                      $ 15,789,517          $ 15,726,187
                                                                  ============          ============

             LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
Mortgage note payable related to property (Notes 3 and 7)         $  4,828,404          $  4,828,404
Notes payable and amounts due for partnership
interests (Notes 4 and 7)                                            5,795,000             5,795,000
Accrued interest payable (Notes 4 and 7)                             6,219,167             6,103,244
Accounts payable                                                       165,259               117,968
Other liabilities                                                       38,465                38,465
                                                                  ------------          ------------

                                                                    17,046,295            16,883,081
                                                                  ------------          ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

PARTNERS' DEFICIENCY:
General partners                                                      (363,500)             (362,758)
Limited partners                                                      (893,021)             (794,136)
                                                                  ------------          ------------

                                                                    (1,256,778)           (1,156,894)
                                                                  ------------          ------------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                        $ 15,789,517          $ 15,726,187
                                                                  ============          ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                              1998               1997
                                                            ---------          ---------
RENTAL OPERATIONS:
     Revenues                                               $ 274,405          $ 263,374
                                                            ---------          ---------

      Expenses:
         General and administrative                            22,125             24,212
         Operating                                             90,438            105,549
         Depreciation and amortization (Note 1)                43,614             43,614
         Interest                                             121,155            121,155
                                                            ---------          ---------

                                                              277,332            294,530
                                                            ---------          ---------

LOSS FROM RENTAL OPERATIONS                                    (2,927)           (31,156)
                                                            ---------          ---------

PARTNERSHIP OPERATIONS:
    Interest income                                            76,323             63,216
                                                            ---------          ---------

    Expenses:
         Management fees - general partner (Note 5)           125,556            125,274
         General and administrative                           167,099             82,273
         Interest                                             133,425            129,913
                                                            ---------          ---------
                                                              426,080            337,460
                                                            ---------          ---------

LOSS FROM PARTNERSHIP OPERATIONS                             (349,757)          (274,244)
                                                            ---------          ---------

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                                    182,000            149,000

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                          70,800             70,800
                                                            ---------          ---------

NET LOSS                                                    $ (99,884)         $ (85,600)
                                                            =========          =========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                          $      (6)         $      (5)
                                                            =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

                                             General            Limited
                                            Partners           Partners                Total
                                          -----------          -----------          -----------

PARTNERSHIP INTERESTS                                               16,810
                                                               ===========


DEFICIENCY,
      January 1, 1998                     $  (362,758)         $  (794,136)         $(1,156,894)

    Net loss for the three months
    ended March 31, 1998                         (999)             (98,885)             (99,884)
                                          -----------          -----------          -----------

DEFICIENCY,
       March 31, 1998                     $  (363,757)         $  (893,021)         $(1,256,778)
                                          ===========          ===========          ===========



        The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                      1998                 1997
                                                                  -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net  loss                                                   $   (99,884)         $   (85,600)
      Adjustments to reconcile net loss to net
      cash used in operating activities:
      Equity in income of limited partnerships
      and amortization of acquisition costs                          (182,000)            (149,000)
      Depreciation and amortization                                    43,614               43,614
      Increase in other assets                                        (67,912)                  (1)
      Increase in accrued interest payable                            115,923               76,700
      (Decrease) increase in accounts payable                          47,291               24,011
      Increase in restricted cash                                           0               (1,750)
                                                                  -----------          -----------

      Net cash used in operating activities                          (142,968)             (92,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions to limited partnerships recognized as
      a return of capital                                              55,248              100,020
                                                                  -----------          -----------


NET (DECREASE) INCREASE IN CASH AND  CASH EQUIVALENTS                 (87,720)               7,994

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      6,611,690            5,849,983
                                                                  -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 6,523,970          $ 5,857,977
                                                                  ===========          ===========

SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION:
      Cash paid during the period year for interest               $    17,502          $   174,368
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

                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL

      The information contained in the following notes to the financial statements is condensed from that which would appear in the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1997 prepared by Real Estate Associates Limited VI and Subsidiaries (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 1998 and the results of operations and changes in cash flows for the three months then ended.

      The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. NAPICO is a wholly owned subsidiary of Casden Investment Corporation, which is wholly owned by Alan
      I. Casden.

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

                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      NET LOSS PER LIMITED PARTNERSHIP INTEREST

      Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,810 for the periods presented.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of unrestricted cash and bank certificates of deposit with maturities of three months or less. Restricted cash consist of tenants' security and escrow deposits and mortgage impounds. The Partnership has its cash and cash equivalents on deposit primarily with two high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

                                 MARCH 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

      The Partnership holds limited partnership interests in 27 local limited partnerships and a general partner interest in one general partnership. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds limited partner interests in seven local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 34 limited partnerships and one general partnership which own residential rental projects consisting of 2,832 apartment units. The mortgage loans of these projects are insured by the United States Department of Housing and Urban Development ("HUD") or state governmental agencies.

      The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

      As of March 31, 1998, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

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

      The following is a summary of the investment in unconsolidated limited partnerships for the three months ended March 31, 1998:

      Balance, beginning of period                                 $ 5,885,669
      Equity in income of limited partnerships                         212,000
      Amortization of acquisition costs                                (30,000)
      Cash distributions recognized as a return of capital             (55,248)
                                                                   -----------
          Balance, end of period                                   $ 6,012,451
                                                                   ===========

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

      The following are unaudited combined estimated statements of operations for the three months ended March 31, 1998 and 1997 of the unconsolidated limited partnerships in which the Partnership has investments:

                                     Three months         Three months
                                         ended                ended
                                    March 31, 1998       March 31, 1997
                                     -----------          -----------
      Revenues:
          Rental and other           $ 5,230,000          $ 5,311,000
                                     -----------          -----------

      Expenses:
          Depreciation                   898,000              899,000
          Interest                     1,289,000            2,078,000
          Operating expenses           3,529,000            2,803,000
                                     -----------          -----------

      Total expenses                   5,716,000            5,780,000
                                     -----------          -----------

               Net loss              $  (486,000)         $  (469,000)
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

      Under recent adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

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

      As a result of the foregoing, the Partnership is undergoing an extensive review of properties for disposition to the REIT as set forth below, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $224,000 as of March 31, 1998, including approximately $97,000 for the three months ended March 31, 1998.

      A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

      The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance - agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VI; and
      (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

      A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

NOTE 3 - MORTGAGE NOTE PAYABLE

      The mortgage note has an interest rate of 8.78 percent per annum, with principal and interest payments due monthly. The note matures in September 2006.

      The note is collateralized by the underlying rental property.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 4 - NOTES PAYABLE

      Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 or 10 percent per annum and have principal maturities ranging from December 1999 to December 2012. Effective January 1, 1997, the interest rates for two notes totalling $2,810,000 changed to 10 percent per terms of the note. The notes and related interest are payable from cash flow generated from operations of the related rented properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

      Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $126,000 and $125,000 for the three months ended March 31, 1998 and 1997, respectively.

      The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $12,800 and $11,400 for the three months ended March 31, 1998 and 1997, and is included in general and administrative expenses.

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

                                 MARCH 31, 1998



NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The mortgage notes payable are insured by HUD and are collateralized by the rental properties. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the property and investee limited partnerships are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the mortgage note payable and the notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      LIQUIDITY AND CAPITAL RESOURCES

      The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested.

      The Partnership has committed as of March 31, 1998 to investments in limited partnerships requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      RESULTS OF OPERATIONS (CONTINUED)

      Under recent adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

      As a result of the foregoing, the Partnership is undergoing an extensive review of properties for disposition to the REIT as set forth below, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $224,000 as of March 31, 1998, including approximately $97,000 in general and administrative expenses for the three months ended March 31, 1998.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      RESULTS OF OPERATIONS (CONTINUED)

      of purchase transactions with other NAPICO affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


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

                                 MARCH 31, 1998


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


                             REAL ESTATE ASSOCIATES LIMITED VI AND
                             SUBSIDIARIES (a California limited partnership)


                             By: National Partnership Investments
                                 Corp., General Partner


                                 /s/ BRUCE NELSON
                                 ------------------------------------------
                                 Bruce Nelson
                                 President


                             Date: May 18, 1998
                                   --------------


                                 /s/ CHARLES H. BOXENBAUM
                                 ------------------------------------------
                                 Charles H. Boxenbaum
                                 Chief Executive Officer



                             Date: May 18, 1998
                                   --------------