Form 10-Q
period 1998-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 1998-08-18
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                      Consolidated Balance Sheets,
                              June 30, 1998 and December 31, 1997 ......................1

                      Consolidated Statements of Operations,
                              Six and Three Months Ended, June 30, 1998 and 1997........2

                      Consolidated Statement of Partners' Deficiency
                              Six Months Ended June 30, 1998 ...........................3

                      Consolidated Statements of Cash Flows
                              Six Months Ended June 30, 1998 and 1997 ..................4

                      Notes to Consolidated Financial Statements .......................5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operation ..............................12


PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.....................................................15

        Item 6.  Exhibits and Reports on Form 8-K .....................................15

        Signatures ....................................................................16


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                               ASSETS
                                                                      1998
                                                                  (Unaudited)             1997
                                                                 ------------         ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                     $  6,172,993         $  5,885,699

RENTAL PROPERTY, net of accumulated depreciation (Note 1)           2,928,820            3,016,049

CASH AND CASH EQUIVALENTS (Note 1)                                  6,258,237            6,611,690

CASH, restricted (Note 3)                                              38,465               38,465

   OTHER ASSETS                                                       242,196              174,284
                                                                 ------------         ------------

   TOTAL ASSETS                                                  $ 15,640,711         $ 15,726,187
                                                                 ============         ============

                LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
Mortgage note payable related to property (Notes 3 and 7)        $  4,828,404         $  4,828,404
Notes payable and amounts due for partnership
 interests (Notes 4 and 7)                                          5,795,000            5,795,000
Accrued interest payable (Notes 4 and 7)                            6,285,635            6,103,244
Accounts payable                                                      162,322              117,968
Other liabilities                                                      38,465               38,465
                                                                 ------------         ------------

                                                                   17,109,826           16,883,081
                                                                 ------------         ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

PARTNERS' DEFICIENCY:
 General partners                                                    (365,880)            (362,758)
 Limited partners                                                  (1,103,235)            (794,136)
                                                                 ------------         ------------

                                                                   (1,469,115)          (1,156,894)
                                                                 ------------         ------------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                       $ 15,640,711         $ 15,726,187
                                                                 ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                            Six months        Three months      Six months       Three months
                                                              ended              ended             ended            ended
                                                          June 30, 1998      June 30, 1998     June 30, 1997     June 30, 1997
                                                          -------------      -------------     -------------     -------------
RENTAL OPERATIONS:
     Revenues                                               $ 554,380         $ 279,975         $ 529,671         $ 266,297
                                                            ---------         ---------         ---------         ---------

      Expenses:
          General and administrative                           44,586            22,461                --                --
          Operating                                           193,305           102,867           253,307           123,546
          Depreciation and amortization (Note 1)               87,229            43,615            87,229            43,615
          Interest                                            242,310           121,155           242,310           121,155
                                                            ---------         ---------         ---------         ---------

                                                              567,430           290,098           582,846           288,316
                                                            ---------         ---------         ---------         ---------

LOSS FROM RENTAL OPERATIONS                                   (13,050)          (10,123)          (53,175)          (22,019)
                                                            ---------         ---------         ---------         ---------

PARTNERSHIP OPERATIONS:
    Interest income                                           149,931            73,608           131,195            67,979
                                                            ---------         ---------         ---------         ---------

    Expenses:
          Management fees - general partner (Note 5)          251,112           125,556           250,548           125,274
          General and administrative (Notes 2 and 5)          370,969           203,870           158,606            76,331
          Interest                                            266,850           133,425           266,850           136,938
                                                            ---------         ---------         ---------         ---------
                                                              888,931           462,851           676,004           338,543
                                                            ---------         ---------         ---------         ---------

LOSS FROM PARTNERSHIP OPERATIONS                             (739,000)         (389,243)         (544,809)         (270,564)
                                                            ---------         ---------         ---------         ---------

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                                    364,000           182,000           298,000           149,000

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                          75,829             5,029           267,132           196,332
                                                            ---------         ---------         ---------         ---------

NET (LOSS) INCOME                                           $(312,221)        $(212,337)        $ (32,852)        $  52,749
                                                            =========         =========         =========         =========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                          $     (19)        $     (13)        $      (2)        $       3
                                                            =========         =========         =========         =========



The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                         General             Limited
                                         Partners            Partners              Total
                                        -----------         -----------         -----------
PARTNERSHIP INTERESTS                                            16,810
                                                            ===========


DEFICIENCY,
     January 1, 1998                    $  (362,758)        $  (794,136)        $(1,156,894)

     Net loss for the six months
      ended June 30, 1998                    (3,122)           (309,099)           (312,221)
                                        -----------         -----------         -----------

DEFICIENCY,
     June 30, 1998                      $  (365,880)        $(1,103,235)        $(1,469,115)
                                        ===========         ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                 1998                1997
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  loss                                                  $  (312,221)        $   (32,852)
       Adjustments to reconcile net loss to net
        cash used in operating activities:
         Equity in income of limited partnerships
           and amortization of acquisition costs                 (364,000)           (298,000)
         Depreciation and amortization                             87,229              87,229
         Increase in other assets                                 (67,912)            (15,001)
         Increase in accrued interest payable                     182,391             150,646
         (Decrease) increase in accounts payable                   44,354              (7,718)
         Increase (decrease) in other liabilities                      --              35,752
                                                              -----------         -----------

           Net cash used in operating activities                 (430,159)            (79,944)
                                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions to limited partnerships recognized as
       as a return of capital                                      76,706             779,996
                                                              -----------         -----------


NET (DECREASE) INCREASE IN CASH AND  CASH EQUIVALENTS            (353,453)            700,052

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  6,611,690           5,849,983
                                                              -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 6,258,237         $ 6,550,035
                                                              ===========         ===========

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
      Cash paid during the period year for interest           $    84,459         $   174,368
                                                              ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 1998 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998

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

                                  JUNE 30, 1998

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

         As of June 30, 1998, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

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

         The following is a summary of the investment in unconsolidated limited partnerships for the six months ended June 30, 1998:

                                                                               1997
                                                                            ----------

            Balance, beginning of period                                    $5,885,699
            Equity in income of limited partnerships                           424,000
            Amortization of acquisition costs                                  (60,000)
            Cash distributions recognized as a return of capital               (76,706)
                                                                            ----------

            Balance, end of period                                          $6,172,993
                                                                            ==========



         The difference between the investment per the accompanying balance sheets at June 30, 1998 and December 31, 1997, and the deficiency per the unaudited combined estimated statements of operations is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

         The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1998 and 1997 of the unconsolidated limited partnerships in which the Partnership has investments:

                              Six months        Three months         Six months           Three months
                                ended               ended               ended                 ended
                            June 30, 1998      June 30, 1998        June 30, 1997         June 30, 1997
                            -------------      -------------        -------------         -------------
Revenues:
  Rental and other          $ 10,460,000         $  5,230,000         $ 10,622,000        $  5,311,000
                            ------------         ------------         ------------        ------------

Expenses:
  Depreciation                 1,796,000              898,000            1,798,000             899,000
  Interest                     2,578,000            1,289,000            4,156,000           2,078,000
  Operating expenses           7,058,000            3,529,000            5,606,000           2,803,000
                            ------------         ------------         ------------        ------------

Total expenses                11,432,000            5,716,000           11,560,000           5,780,000
                            ------------         ------------         ------------        ------------

      Net loss              $   (972,000)        $   (486,000)        $   (938,000)       $   (469,000)
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

         Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

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

         As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $308,000 through June 30, 1998, including approximately $180,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

         A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

         The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things,
         (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VI; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

         A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 4 - NOTES PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $5,470,000 which bear interest at 9.5 or 10 percent per annum and have principal maturities ranging from December 1999 to December 2012. Effective January 1, 1997, the interest rates for two notes totaling $2,810,000 changed to 10 percent per terms of the note. The notes and related interest are payable from cash flow generated from operations of the related rented properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $250,000 for the six months ended June 30, 1998 and 1997, respectively.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $25,700 and $24,000 for the six months ended June 30, 1998 and 1997, and is included in general and administrative expenses.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested.

         The Partnership has committed as of June 30, 1998 to investments in limited partnerships requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.

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

                                  JUNE 30, 1998


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS (CONTINUED)

         Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

         As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $308,000 through June 30, 1998, including approximately $180,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

         A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

         The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things,
         (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VI; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         RESULTS OF OPERATIONS (CONTINUED)

         A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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



                                 REAL ESTATE ASSOCIATES LIMITED VI AND
                                 SUBSIDIARIES (a California limited partnership)


                                 By:  National Partnership Investments
                                      Corp., General Partner


                                       /s/ BRUCE NELSON
                                      ------------------------------------------
                                      Bruce Nelson
                                      President


                                 Date: 8/14/98
                                      ------------------------------------------


                                       /s/ CHARLES H. BOXENBAUM
                                      ------------------------------------------
                                      Charles H. Boxenbaum
                                      Chief Executive Officer



                                 Date: 8/14/98
                                      ------------------------------------------