Form 10-Q
period 1998-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 1998-11-20
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                      Consolidated Balance Sheets,
                              September 30, 1998 and December 31, 1997 .........................................1

                      Consolidated Statements of Operations,
                              Nine and Three Months Ended, September 30, 1998 and 1997..........................2

                      Consolidated Statement of Partners' Deficiency
                              Nine Months Ended September 30, 1998 .............................................3

                      Consolidated Statements of Cash Flows
                              Nine Months Ended September 30, 1998 and 1997 ....................................4

                      Notes to Consolidated Financial Statements ...............................................5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operation ......................................................12


PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.............................................................................15

        Item 6.  Exhibits and Reports on Form 8-K .............................................................15

        Signatures ............................................................................................16

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                     ASSETS
                                                                       1998
                                                                    (Unaudited)               1997
                                                                   ------------           ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                       $  6,329,607           $  5,885,699

RENTAL PROPERTY, net of accumulated depreciation (Note 1)             2,885,205              3,016,049

CASH AND CASH EQUIVALENTS (Note 1)                                    6,065,898              6,611,690

CASH, restricted (Note 3)                                                38,465                 38,465

   OTHER ASSETS                                                         242,196                174,284
                                                                   ------------           ------------

   TOTAL ASSETS                                                    $ 15,561,371           $ 15,726,187
                                                                   ============           ============

                LIABILITIES AND PARTNERS' DEFICIENCY

   LIABILITIES:
Mortgage note payable related to property (Notes 3 and 7)          $  4,828,404           $  4,828,404
Notes payable and amounts due for partnership
interests (Notes 4 and 7)                                             5,795,000              5,795,000
Accrued interest payable (Notes 4 and 7)                              6,419,059              6,103,244
Accounts payable                                                        112,525                117,968
Other liabilities                                                        38,465                 38,465
                                                                   ------------           ------------

                                                                     17,193,453             16,883,081
                                                                   ------------           ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

PARTNERS' DEFICIENCY:
General partners                                                       (367,510)              (362,758)
Limited partners                                                     (1,264,572)              (794,136)
                                                                   ------------           ------------

                                                                     (1,632,082)            (1,156,894)
                                                                   ------------           ------------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                         $ 15,561,371           $ 15,726,187
                                                                   ============           ============


        The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                          Nine months        Three months        Nine months       Three months
                                                              ended              ended              ended             ended
                                                         Sept. 30, 1998     Sept. 30, 1998      Sept. 30, 1997    Sept. 30, 1997
                                                         --------------     --------------      --------------    --------------
RENTAL OPERATIONS:
     Revenues                                              $   846,121        $   291,741        $   798,573        $   268,902
                                                           -----------        -----------        -----------        -----------

      Expenses:
          General and administrative                            67,721             23,135                 --                 --
          Operating                                            299,713            106,408            363,511            110,204
          Depreciation and amortization (Note 1)               130,844             43,615            130,844             43,615
          Interest                                             363,465            121,155            363,465            121,155
                                                           -----------        -----------        -----------        -----------

                                                               861,743            294,313            857,820            274,974
                                                           -----------        -----------        -----------        -----------

LOSS FROM RENTAL OPERATIONS                                    (15,622)            (2,572)           (59,247)            (6,072)
                                                           -----------        -----------        -----------        -----------

PARTNERSHIP OPERATIONS:
    Interest income                                            221,728             71,797            208,041             76,846
                                                           -----------        -----------        -----------        -----------

    Expenses:
          Management fees - general partner (Note 5)           376,668            125,556            376,104            125,556
          General and administrative (Notes 2 and 5)           573,642            202,674            237,063             69,829
          Interest                                             400,275            133,425            400,275            133,425
                                                           -----------        -----------        -----------        -----------
                                                             1,350,585            461,655          1,013,442            328,810
                                                           -----------        -----------        -----------        -----------

LOSS FROM PARTNERSHIP OPERATIONS                            (1,128,857)          (389,858)          (805,401)          (251,964)
                                                           -----------        -----------        -----------        -----------

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                                     546,000            182,000            447,000            149,000

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                          123,291             47,462            502,658            235,526
                                                           -----------        -----------        -----------        -----------

NET (LOSS) INCOME                                          $  (475,188)       $  (162,968)       $    85,010        $   126,490
                                                           ===========        ===========        ===========        ===========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                         $       (28)       $       (10)       $         5        $         8
                                                           ===========        ===========        ===========        ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)



                                         General            Limited
                                         Partners           Partners             Total
                                        -----------        -----------        -----------
PARTNERSHIP INTERESTS                                           16,810
                                                           ===========


DEFICIENCY,
          January 1, 1998               $  (362,758)       $  (794,136)       $(1,156,894)

     Net loss for the nine months
     ended September 30, 1998                (4,752)          (470,436)          (475,188)
                                        -----------        -----------        -----------

DEFICIENCY,
       September 30, 1998               $  (367,510)       $(1,264,572)       $(1,632,082)
                                        ===========        ===========        ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                          1998                1997
                                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  loss                                                       $  (475,188)       $    85,010
       Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Equity in income of limited partnerships
            and amortization of acquisition costs                         (546,000)          (447,000)
          Depreciation and amortization                                    130,844            130,844
          Increase in other assets                                         (67,912)           (25,118)
          Increase in accrued interest payable                             315,815            319,823
          Increase in accounts payable                                      (5,443)             2,009
                                                                       -----------        -----------

             Net cash provided by (used in) operating activities          (647,884)            65,568
                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions to limited partnerships recognized as
         as a return of capital                                            102,092            781,543
                                                                       -----------        -----------


NET (DECREASE) INCREASE IN CASH AND  CASH EQUIVALENTS                     (545,792)           847,111

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           6,611,690          5,849,983
                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 6,065,898        $ 6,697,094
                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION:
       Cash paid during the period for interest                        $   447,925        $   443,917
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

                               SEPTEMBER 30, 1998


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 1998 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1998


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

                               SEPTEMBER 30, 1998


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

         As of September 30, 1998, the Partnership is obligated, if certain conditions are met, to invest an additional $90,500 in its investee partnerships at various times in the future. This amount has not been recorded as a liability in the accompanying financial statements.

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

         The following is a summary of the investment in unconsolidated limited partnerships for the nine months ended September 30, 1998:

         Balance, beginning of period                               $ 5,885,699
         Equity in income of limited partnerships                       636,000
         Amortization of acquisition costs                              (90,000)
         Cash distributions recognized as a return of capital          (102,092)
                                                                     -----------
          Balance, end of period                                     $ 6,329,607

         The difference between the investment per the accompanying balance sheets at September 30, 1998 and December 31, 1997, and the deficiency per the unaudited combined estimated statements of operations is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

         The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1998 and 1997 of the unconsolidated limited partnerships in which the Partnership has investments:

                                          Nine months        Three months         Nine months       Three months
                                             ended               ended               ended              ended
                                        Sept. 30, 1998      Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1997
                                         ------------        ------------        ------------        ------------
         Revenues:
                Rental and other         $ 10,460,000        $  5,230,000        $ 15,933,000        $  5,311,000
                                         ------------        ------------        ------------        ------------

         Expenses:
                Depreciation                1,796,000             898,000           2,697,000             899,000
                Interest                    2,578,000           1,289,000           6,234,000           2,078,000
                Operating expenses          7,058,000           3,529,000           8,409,000           2,803,000
                                         ------------        ------------        ------------        ------------

            Total expenses                 11,432,000           5,716,000          17,340,000           5,780,000
                                         ------------        ------------        ------------        ------------

                     Net loss            $   (972,000)       $   (486,000)       $ (1,407,000)       $   (469,000)
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

         Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

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

         As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $449,000 through September 30, 1998, including approximately $321,000 and $36,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

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

         A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

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

                               SEPTEMBER 30, 1998

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

NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $377,000 for the nine months ended September 30, 1998 and 1997, respectively.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $39,000 and $36,000 for the nine months ended September 30, 1998 and 1997, and is included in general and administrative expenses.

NOTE 6 - CONTINGENCIES

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 6 - CONTINGENCIES (CONTINUED)

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

                               SEPTEMBER 30, 1998


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested.

         The Partnership has committed as of September 30, 1998 to investments in limited partnerships requiring additional capital contributions of $90,500. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.

         RESULTS OF OPERATIONS

         Rental operations consist primarily of rental income and depreciation expense, debt service, and normal operating expenses to maintain the properties. Variances in rental operations from the prior year to the current year relate to the sale of the Drexel Property in 1997.

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

                               SEPTEMBER 30, 1998


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

         As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $449,000 through September 30, 1998 including approximately $321,000 and $36,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS (CONTINUED)

         A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

       The Partnership's general partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       A report 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

       On June 26, 1998, Bond Purchase, L.L.C. (the "Buyer") made an unsolicited tender offer to buy a certain number of units in the Partnership for a price of $333 per Unit. The Buyer did not contact the Corporate General Partner prior to commencing its tender offer. By letter dated July 6, 1998, the Corporate General Partner advised limited partners that it had determined not to take a position with respect to the tender offer but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyer. A copy of the letter from the is attached as an Exhibit to the September 30, 1998 10-Q.

                        REAL ESTATE ASSOCIATES LIMITED VI
                             (A LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


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


                                        REAL ESTATE ASSOCIATES LIMITED VI AND
                                        SUBSIDIARIES (a California limited
                                        partnership)


                                        By:     National Partnership Investments
                                                Corp., General Partner



                                                /s/ PAUL PATIERNO
                                                --------------------------------
                                                Paul Patierno
                                                Chief Financial Officer



                                                Date:



                                                /s/ CHARLES BOXENBAUM
                                                --------------------------------
                                                Charles Boxenbaum
                                                Chief Executive Officer



                                                Date:

                                                                       EXHIBIT 1

BOND PURCHASE, L.L.C.
P.O. Box 26730
Kansas City, MO 64196

June 26, 1998

To the Holders of Limited Partnership Interests in Real Estate Associates Limited VI.

RE:  OFFER TO PURCHASE LIMITED PARTNERSHIP INTERESTS FOR $333.00

Dear Investor:

     We are offering you an opportunity to sell your limited partnership interests (the "Units") in Real Estate Associates Limited VI (the "Partnership") for cash in the amount of $333.00 per Unit (which amount will be reduced by any cash distributions declared by the Partnership after the date of this letter). Our offer provides you with an opportunity to sell your Units now without the costly transfer fees and commission costs (typically up to 10%) usually paid by the seller in secondary market sales. ALL TRANSFER COSTS AND FEES WILL BE PAID BY BOND PURCHASE, L.L.C.

     We believe that it is appropriate for investors to have financial choices. Our offer gives you, the investor, the ability to make a decision about your continued involvement with the Partnership. You may no longer wish to continue with your investment in the Partnership for a number of reasons, including:

     -  NO FURTHER IRS FILING

     - HIGHEST OFFER -- This offer is higher than the last reported trade of $330 (November 1, 1997 to December 31, 1997) in the secondary market.

     - If you sell your units, 1998 will be the final year for which you receive a K-1 tax form from the partnership.

     - You may be able to realize a tax loss that would reduce your taxes for 1998.

     - The Partnership was closed fifteen years ago in 1983. Your money has been tied up for this long period with minimal return.

     -  More immediate use for the cash tied up in your investment in the Units.

     - The absence of a formal trading market for the Units and their resulting relative illiquidity.

        -       The lack of any current cash distributions.

        - General disenchantment with real estate investments, particularly long-term investments in limited partnerships;

        Our offer is limited to 835 of the 16,800 outstanding Units. If we were to acquire more than this amount, the administrative costs of our offer would become burdensome.

        We will accept for purchase properly documented Units on a "first-received, first-buy" basis. You will be paid promptly following confirmation of a valid properly executed Agreement of Transfer and other required transfer documents. We will pay for all Partnership transfer fees and costs. All tenders of Units will be irrevocable and may not be rescinded or withdrawn.

        We are real estate investors who are not affiliated with the Partnership or the General Partners. The General Partners of the Partnership have not analyzed, approved, endorsed or made any recommendation as to acceptance of the offer. The purchase offer has been determined solely at the discretion of Bond Purchase, L.L.C. and does not necessarily represent the true market value of each unit. We are seeking to acquire Units for investment purposes only and not with a view to their resale.

        An Agreement of Transfer is enclosed which you can use to accept our offer. Please execute page 3 of this document, as well as the Power of Attorney. Obtain all other required signatures and return the documentation in the enclosed envelope. Please note that all signatures must be medallion guaranteed. The transfer cannot be processed without signatures that are medallion guaranteed and failure to obtain them will result in needless delays. In addition, place your Unit Certificate in the enclosed envelope. We encourage you to act immediately if you are interested in accepting our offer as only 16,800 Units will be purchased.

        OUR OFFER WILL EXPIRE AT 5:00 PM ON JULY 31, 1998, UNLESS EXTENDED.

        Please call John Katzer at (816) 421-4670 if you have any questions.

Sincerely,



Bond Purchase, L.L.C.