Form 10-K405
period 1998-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 1999-04-15
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1998

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

The general partners of REAL VI are National Partnership Investments Corp. ("NAPICO"), a California corporation, (the "Corporate General Partner"), and National Partnership Investments Associates ("NAPIA"). NAPIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Mr. Charles H. Boxenbaum as limited partner. The business of REAL VI is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

REAL VI holds limited partnership interests in 20 local limited partnerships. REAL VI also holds a general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partner interests in 3 local limited partnerships. The other general partner of REA III is NAPICO. Therefore, REAL VI currently holds interests either directly or indirectly in 23 local limited partnerships. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government. In December 1998, the Partnership sold its interests in 10 local limited partnerships and its general partner interest in one local general partnership to the Operating Partnership.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies have provided significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remain, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of REAL VI to vary its portfolio in `response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

The local partnerships in which REAL VI has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL VI became the principal limited or general partner in these local partnerships pursuant to arm's-length negotiations with these developers, or others, who normally act as general partners. As a limited partner, REAL VI's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL VI has the right to replace the general partner of the local limited partnerships. As discussed above, REAL VI is a general partner in certain of the local partnerships, but otherwise does not have control of sale or refinancing, etc.

Although each of the partnerships in which REAL VI has invested will generally own a project which must compete in the marketplace for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1998, projects in which REAL VI had invested were substantially rented. The following is a schedule of the status, as of December 31, 1998, of the projects owned by local partnerships in which REAL VI, either directly or indirectly through REA III, has invested.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                                DECEMBER 31, 1998

                                                                  Units Authorized
                                                                     For Rental
                                               No. of             Assistance Under                Units             Percentage of
Name & Location                                 Units                 Section 8                  Occupied            Total Units
---------------                                 -----             -----------------            -----------           ------------
Local Partnerships

Boynton Terrace                                 89                      89                          87                   98%
Boynton Beach, FL

Cady Brook Apts.                                40                    None                          40                  100%
Charlton, MA

Cassidy Village                                 98                      50                          98                  100%
Columbus, Ohio

Century Plaza                                  120                     120                         119                   99%
Hampton, VA

Crockett Manor                                  38                      38                          34                   89%
Trenton, TN

Eastridge Apts.                                 96                      65                          84                   88%
Briston, VA

Filmore I                                       32                      32                          31                   97%
Phoenix, AZ

Grant-Ko Enterprises                            40                    None                          32                   80%
Platteville, WI

Hummelstown Manor                               51                      50                          50                   98%
Hummelstown, PA

Kentucky Manor                                  48                    None                          46                   96%
Oak Grove, KY

Lonsdale Housing                               131                     131                         130                   99%
Providence, RI

Marshall Plaza I                                40                      40                          40                  100%
Lorain, Ohio

                   SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                                DECEMBER 31, 1998
                                    CONTINUED

                                                                  Units Authorized
                                                                     For Rental
                                               No. of             Assistance Under                  Units           Percentage of
Name & Location                                 Units                 Section 8                    Occupied          Total Units
---------------                                 -----             -----------------              -----------         ------------
Marshall Plaza II                                50                      48                        50                   100%
Lorain, Ohio

New-Bel-Mo                                       34                    None                        24                    71%
New Glarus, Bellemont,
Monticello, WI

Oakridge Apts. II                                48                    None                        48                   100%
Biloxi, MS

Oakwood Manor                                    34                      34                        32                    94%
Milan, TN

Park Place                                      126                     125                       120                    95%
Ewing, NJ

Parkesedge Elderly Apts.                         45                      45                        45                   100%
Parkesedge, PA

Penneco II                                       76                      76                        69                    91%
Johnstown, PA

Sauk-Ko Enterprises                              30                    None                        24                    80%
Baraboo, WI

Sol 413                                          12                      12                        12                   100%
Old San Juan, PR

Valley Oaks Senior                               50                    None                        49                    98%
Gault, CA

Villas de Orocovix                               41                      41                        41                   100%
Orocovix, PR
                                              -----                   -----                     -----


TOTALS                                        1,369                     996                     1,305                     95%
                                              =====                   =====                     =====

ITEM 2. PROPERTIES

The local limited partnerships in which REAL VI holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

As of December 31, 1998, the Partnership's General Partner was a plaintiff or defendant in several other lawsuits. None of these lawsuits were related to the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by a real estate investment trust organized by an affiliate of NAPICO, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E. F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1998, there were 3,446 registered holders of units in REAL VI. Distributions have not been made from the inception of the Partnership to December 31, 1998. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $2,769,110 to the limited partners and $27,971 to the general partners, which included using proceeds from the sale of the partnership interests.

ITEM 6.           SELECTED FINANCIAL DATA


                                                         Year Ended December 31,
                              --------------------------------------------------------------------------------
                                 1998             1997              1996             1995             1994
                              ------------     ------------     ------------     ------------     ------------
Loss from Rental
   Operations                 $     45,723     $    (20,071)    $   (175,242)    $   (246,036)    $   (238,520)

Loss from Partnership
   Operations                   (1,436,418)      (1,132,951)      (1,129,499)      (1,307,251)      (1,110,060)

Gain on Sale of Limited
   Partnership Interests
   and Rental Property           7,497,969               --        1,902,022               --               --

Equity in (Loss) Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs            (1,437,536)         625,025          603,934          415,526          433,356

Distribution from
   Limited Partnerships
   Recognized as Income            123,291          499,540          597,425          347,163          500,498
                              ------------     ------------     ------------     ------------     ------------

Net Income (Loss)             $  4,793,029     $    (28,457)    $  1,798,640     $   (790,598)    $   (414,726)
                              ============     ============     ============     ============     ============

Net Income (Loss) per
   Limited Partnership
   Interest                   $        285     $         (2)    $        107     $        (47)    $        (24)
                              ============     ============     ============     ============     ============




Total Assets                  $  7,426,779     $ 15,726,187     $ 15,286,368     $ 18,337,139     $ 18,725,681
                              ============     ============     ============     ============     ============

Investments in
   Limited
   Partnerships               $    500,744     $  5,885,699     $  6,051,522     $  5,619,146     $  5,213,864
                              ============     ============     ============     ============     ============

Rental Property               $         --     $  3,016,049     $  3,158,470     $  7,285,002     $  7,638,829
                              ============     ============     ============     ============     ============

Mortgage
   Notes Payable              $         --     $  4,828,404     $  4,886,300     $  9,890,564     $  9,993,001
                              ============     ============     ============     ============     ============

Notes Payable and
   Amounts Due for
   Partnership
   Interests                  $  1,765,000     $  5,795,000     $  5,795,000     $  5,795,000     $  5,795,000
                              ============     ============     ============     ============     ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnership in which the Partnership has invested. It is not expected that any of the local partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership made a cash distribution to investors in March 1999 using proceeds from the disposition of its investments in certain limited partnerships.

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

On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. After payment of closings costs, the Partnership realized a gain of approximately $1,902,000 and received cash of $830,000. The sale of this property reduced rental operations in 1998 and 1997 as compared to 1996.

At December 31, 1998, the Partnership has investments in 23 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 90% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the 33 local limited partnerships that were allocated to the Partnership were $1,799,000, $1,933,000 and $1,869,000 for the years ended December 31, 1998, 1997 and 1996, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in (loss) income of limited partnerships of $(1,437,536), $625,025 and $603,934 for the years ended December 31, 1998, 1997 and 1996, respectively. The loss in 1998 is the result of an impairment of approximately $2,076,000 to the carrying values of the investments in certain local limited partnerships. The capital contributions for 1998 and 1997 were $67,912 and $32,912, respectively, for each year. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $9,686,000 and $29,631,000 as of December 31, 1998 and 1997, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $123,291, $499,540 and $597,425 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1998, 1997 and 1996, the Partnership has cash and cash equivalents of $5,477,969, $6,611,690 and $5,849,983, respectively. These amounts are on deposit primarily with two high credit quality financial institutions, earning interest. As a result of changing financial institutions in 1997 where the cash and cash equivalents are on deposit, the interest rate earned on such deposits in 1998 and 1997 was significantly greater than in 1996. This resulted in the Partnership earning $291,598, 299,009 and $165,591 in interest income for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of interest income varies with market rates available and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $502,224, $501,660 and $513,393 for the years ended December 31, 1998, 1997 and 1996, respectively. The fees have decreased due to the sales of properties owned by local partnerships, which reduced the invested assets.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $393,072 and $127,514 for the years ended December 31, 1998 and 1997, respectively, and are included in general administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships, with a total carrying value of $3,878,866, and its general partner interest in one local general partnership, with a partner deficit of $1,507,828, to the Operating Partnership. The sale resulted in proceeds to the Partnership of a $1,397,081 and a net gain of $7,497,969, after being relieved of notes and interest payable of $8,712,920 and incurring selling expenses of $240,994. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, which included using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (iii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

General and administrative expenses were generally consistent for the three years presented. General and administrative expenses were $692,092, $396,600 and $262,047 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $51,491, $51,487 and $47,231 for the years ended December 31, 1998, 1997 and 1996, respectively. Also included in partnership general and administrative expenses for 1998 and 1997 is $393,072 and $127,514, respectively, related to the aforementioned third-party review of the properties owned by the local partnerships.

At December 31, 1998, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The Partnership was relieved of notes payable in the amount of $4,030,000 in connection with the sale of the partnership interests to the Operating Partnership. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Since the Partnership was not relieved of any notes until the end of 1998 in connection with the sale of the limited partnership interests, interest expense has remained fairly constant at $533,700, $533,700 and $519,650 for 1998, 1997 and 1996, respectively.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1998, 1997 and 1996. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 22 local partnerships has remained fairly constant, and was $21,200,000, $20,921,000 and $21,246,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

Total expenses for the 22 local partnerships remained fairly consistent, and were $23,021,000, $22,866,000 and $23,123,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

The total net loss for the 22 local partnerships for 1998, 1997 and 1996 aggregated $1,821,000, $1,945,000 and $1,877,000, respectively. The losses allocable to the Partnership were $1,799,000, $1,933,000 and $1,869,000 for 1998, 1997 and 1996, respectively.

During the year ended December 31, 1997, the local limited partnership that owns Drexel III consummated the sale of the apartment complex. The Partnership received distributions of $670,245 of which $597,601 was recognized as a return of capital and $72,644 was recognized as distributions to income. The Partnership financial statements reflect no investment in the Drexel III Local Partnership.

The Partnership, as a limited or general partner in the local partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions and accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

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

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VI
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited VI (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 35 percent and 35 percent of total assets as of December 31, 1998 and 1997, respectively, and the equity in income of these limited partnerships represents 17 percent, 17 percent and 12 percent of the total net income of the Partnership for the years ended December 31, 1998, 1997 and 1996, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VI as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1999

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                        1998             1997
                                                                    ------------     ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                        $    500,744     $  5,885,699

RENTAL PROPERTY, net of accumulated depreciation (Note 1)                     --        3,016,049

CASH AND CASH EQUIVALENTS (Note 1)                                     5,477,969        6,611,690

CASH, restricted (Note 3)                                                     --           38,465

CASH DUE FROM ESCROW (Note 2)                                          1,397,081               --

OTHER ASSETS                                                              50,985          174,284
                                                                    ------------     ------------
          TOTAL ASSETS                                              $  7,426,779     $ 15,726,187
                                                                    ============     ============

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
    Mortgage notes payable related to properties (Notes 4 and 9)    $         --     $  4,828,404
    Notes payable and amounts due for partnership
        interests (Notes 5 and 9)                                      1,765,000        5,795,000
    Accrued interest payable (Notes 5 and 9)                           1,817,184        6,103,244
    Accounts payable                                                     208,460          117,968
    Other liabilities                                                         --           38,465
                                                                    ------------     ------------
                                                                       3,790,644       16,883,081
                                                                    ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 6 and 7)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                    (314,828)        (362,758)
    Limited partners                                                   3,950,963         (794,136)
                                                                    ------------     ------------
                                                                       3,636,135       (1,156,894)
                                                                    ------------     ------------
           TOTAL LIABILITIES AND PARTNERS' EQUITY
                 (DEFICIENCY)                                       $  7,426,779     $ 15,726,187
                                                                    ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 1998

                                                         1998             1997             1996
                                                     ------------     ------------     ------------
RENTAL OPERATIONS:
     Revenues                                        $  1,138,743     $  1,070,895     $  1,211,516
                                                     ------------     ------------     ------------
      Expenses:
       General and administrative                         148,874           84,870          162,929
       Operating                                          310,249          369,779          395,170
       Management fees - affiliate (Note 6)                55,985           53,500           76,862
       Depreciation and amortization                      156,480          156,480          210,414
       Interest                                           421,432          426,337          541,383
                                                     ------------     ------------     ------------
                                                        1,093,020        1,090,966        1,386,758
                                                     ------------     ------------     ------------

LOSS FROM RENTAL OPERATIONS                                45,723          (20,071)        (175,242)
                                                     ------------     ------------     ------------
PARTNERSHIP OPERATIONS:
    Interest  and other income                            291,598          299,009          165,591
                                                     ------------     ------------     ------------
    Expenses:
       Management fees - general partner (Note 6)         502,224          501,660          513,393
       General and administrative                         692,092          396,600          262,047
       Interest                                           533,700          533,700          519,650
                                                     ------------     ------------     ------------
                                                        1,728,016        1,431,960        1,295,090
                                                     ------------     ------------     ------------
LOSS FROM PARTNERSHIP
      OPERATIONS                                       (1,436,418)      (1,132,951)      (1,129,499)
                                                     ------------     ------------     ------------
GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS AND RENTAL PROPERTY
      (Notes 1 and 2)                                   7,497,969               --        1,902,022

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                             (1,437,536)         625,025          603,934

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     123,291          499,540          597,425
                                                     ------------     ------------     ------------
NET INCOME (LOSS)                                    $  4,793,029     $    (28,457)    $  1,798,640
                                                     ============     ============     ============
NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                   $        285     $         (2)    $        107
                                                     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                             General           Limited
                                             Partners          Partners            Total
                                            -----------       -----------       -----------
DEFICIENCY, January 1, 1996                 $  (380,460)      $(2,546,617)      $(2,927,077)

       Net income, 1996                          17,986         1,780,654         1,798,640
                                            -----------       -----------       -----------

DEFICIENCY, December 31, 1996                  (362,474)         (765,963)       (1,128,437)

       Net loss, 1997                              (285)          (28,172)          (28,457)
                                            -----------       -----------       -----------

DEFICIENCY, December 31, 1997                  (362,758)         (794,136)       (1,156,894)

       Net loss, 1998                            47,930         4,745,099         4,793,029
                                            -----------       -----------       -----------
(DEFICIENCY) EQUITY, December 31, 1998      $  (314,828)      $ 3,950,963       $ 3,636,135
                                            ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                               1998             1997             1996
                                                                           ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income (loss)                                                    $  4,793,029     $    (28,457)    $  1,798,640
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
           Gain on sale of rental property                                   (7,497,969)              --       (1,902,022)
           Equity in loss (income) of limited partnerships
                 and amortization of acquisition costs                        1,437,536         (625,025)        (603,934)
           Depreciation and amortization                                        156,480          156,480          210,414
           (Increase) decrease in receivables from limited partnerships              --               --            1,000
           Decrease in other assets                                             123,299            2,296          136,670
           Increase in accrued interest payable                                 432,227          452,861          396,403
           (Decrease) increase in accounts payable                               90,482           70,596         (146,129)
           (Decrease) increase in other liabilities                             (38,465)           2,715          (95,421)
                                                                           ------------     ------------     ------------
              Net cash provided by (used in) operating activities              (503,381)          31,466         (204,379)
                                                                           ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions to limited partnerships recognized as
        as a return of capital                                                  136,465          823,764          176,852
     Decrease in restricted cash                                                 38,465           (2,715)          48,588
     Decrease in short term investments                                              --               --          125,000
     Capital contribution to investee limited partnership                       (67,912)         (32,912)          (5,294)
     Proceeds from sale of rental property                                           --               --        5,818,140
     Costs related to sale of partnership interests                            (240,994)
     Cash transferred in connection with sale of partnership
        interest                                                               (433,175)              --               --
                                                                           ------------     ------------     ------------
             Net cash provided by investing activities                         (567,151)         788,137        6,163,286
                                                                           ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of mortgages                                                       (63,189)         (57,896)      (5,004,264)
                                                                           ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                        (1,133,721)         761,707          954,643

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                        6,611,690        5,849,983        4,895,340
                                                                           ------------     ------------     ------------
CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                           $  5,477,969     $  6,611,690     $  5,849,983
                                                                           ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
        Cash paid during the year for interest                             $    518,335     $    507,176     $    664,630
                                                                           ============     ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES
        See Note 2 and Note 4 to financial statements regarding
        notes, interest and mortgage payable

The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Real Estate Associates Limited VI (the "Partnership"), was formed under the California Limited Partnership Act on October 12, 1982. The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects and to acquire, lease, sell or mortgage real or personal property. The general partners are National Partnership Investments Associates (NAPIA), a limited partnership, and National Partnership Investments Corp. (NAPICO). Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The business of REAL VI is conducted primarily by NAPICO.

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

         On December 30, 1998, the Partnership sold its interests in 10 local limited partnerships and its general partner interest in one local general partnership for net proceeds of $1,397,081 to the Operating Partnership.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The costs of rental property and estimated useful lives for depreciation are as follows:

                                             Estimated
                                              Useful
                                              Lives         1998       1997
                                           -------------    ----    ----------
         Land                                               $ --    $1,557,180
         Buildings                         25 years           --     3,283,659
         Equipment                         3 to 5 years       --       824,580
                                                            ----    ----------
                                                              --     5,665,419
         Less-Accumulated Depreciation
           and Amortization                                   --     2,649,370
                                                            ----    ----------
                                                            $ --    $3,016,049
                                                            ====    ==========

         On February 2, 1996, one of the consolidated general partnerships (Drexel Park) sold its property for $6,300,000. After payment of closings costs, the Partnership realized a gain of approximately $1,902,000 in 1996.

         On December 30, 1998, the Partnership sold its remaining consolidated general partnership interest (Peppertree Associates).

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the Partnership recognized an impairment loss of approximately $2,076,000 related to certain investments in local limited partnerships, which has been included in equity in loss of limited partnerships.

2.       INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 20 limited partnerships. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds limited partner interests in 3 limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 limited partnerships and one general partnership, which own residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

         Equity in losses of unconsolidated limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         unconsolidated limited partnerships was approximately $9,686,000 and $29,631,000 as of December 31, 1998 and 1997, respectively.

         Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

         The following is a summary of the investments in unconsolidated limited partnerships and reconciliation to the limited partnership accounts:

                                                                          1998             1997
                                                                      ------------     ------------
            Investment balance, beginning of year                     $  5,885,699     $  6,051,522
            Equity in (loss) income of limited partnerships             (1,319,585)         742,980
            Investment balance in partnership interests sold            (3,878,866)              --
            Amortization of capitalized acquisition costs and fees        (117,951)        (117,951)
            Capital contributions                                           67,912           32,912
            Distributions recognized as a return of capital               (136,465)        (823,764)
                                                                      ------------     ------------

            Investment balance, end of year                           $    500,744     $  5,885,699
                                                                      ============     ============

         The difference between the investment per the accompanying balance sheets at December 31, 1998 and 1997, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of limited partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and impairment losses.

         Selected financial information from the combined financial statements at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                                 1998         1997
                                                                --------     --------
                                                                    (in thousands)
         Land and buildings, net                                $ 23,969     $ 49,936
                                                                ========     ========
         Total assets                                           $ 32,650     $ 67,970
                                                                ========     ========
         Mortgage loans payable                                 $ 34,448     $ 67,569
                                                                ========     ========
         Total liabilities                                      $ 41,289     $ 98,879
                                                                ========     ========
         Deficiency of the Real Estate Associates Limited VI    $ (8,771)    $(29,604)
                                                                ========     ========
         Equity (deficiency) of other partners                  $    132     $ (1,306)
                                                                ========     ========

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations


                                                    1998         1997         1996
                                                  --------     --------     --------
                                                           (in thousands)
         Total revenue                            $ 21,200     $ 20,921     $ 21,246
                                                  ========     ========     ========
         Interest expense                         $  4,989     $  5,155     $  5,561
                                                  ========     ========     ========
         Depreciation                             $  3,321     $  3,592     $  3,597
                                                  ========     ========     ========
         Total expenses                           $ 23,021     $ 22,866     $ 23,123
                                                  ========     ========     ========
         Net loss                                 $ (1,821)    $ (1,945)    $ (1,877)
                                                  ========     ========     ========
         Net loss allocable to the Partnership    $ (1,799)    $ (1,933)    $ (1,869)
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

         Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 10 of the limited partnerships included above, and another affiliate received property management fees ranging from 5 percent to 7 percent of the revenue from four of these partnerships. The affiliate received property management fees of $67,409, $63,742 and $85,735 in 1998, 1997 and 1996, respectively. The following sets forth the significant data for the partnerships in which an affiliate of NAPICO was the general partner prior to the sale referred to above, reflected in the accompanying financial statements using the equity method of accounting:

                                                              1998         1997        1996
                                                            --------     --------     ------
                                                                     (in thousands)
         Total assets                                       $  6,102     $  9,443
                                                            ========     ========
         Total liabilities                                  $  8,147     $ 13,178
                                                            ========     ========
         Deficiency of Real Estate Associates Limited VI    $ (1,961)    $ (3,633)
                                                            ========     ========
         Deficiency of other partners                       $    (84)    $   (102)
                                                            ========     ========
         Total revenue                                      $  2,629     $  2,629     $3,213
                                                            ========     ========     ======
         Net loss                                           $   (307)    $   (383)    $ (340)
                                                            ========     ========     ======

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Subsequent to the sale of certain partnership interests, NAPICO is the general partner in 6 of the limited partnerships, and another affiliate manages 2 of the limited partnership's properties.

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

         Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
         Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

         MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

         When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

         As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $393,072 and $127,514 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

         On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships, with a total carrying value of $3,878,866, and its general partner interest in one local general partnership, with a partner deficit of $1,507,828, to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of a $1,397,081 and a net gain of $7,497,969, after being relieved of notes and interest payable of $8,712,920 and incurring selling expenses of $240,994. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, which included using proceeds from the sale of the partnership interests.

         The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (iii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

         In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

3.       CASH, RESTRICTED

         Restricted cash at December 31, 1997 consists of tenants' security deposits.

4.       MORTGAGE NOTE PAYABLE RELATED TO PROPERTY

         Mortgage note payable related to property consists of the following at December 31, 1997:

                                                                                         1997
                                                                                      ----------
         Mortgage note bears interest at 8.78 percent per annum, with monthly
         principal and interest payments of $40,385, due September 10, 2006.          $4,828,404
                                                                                      ==========

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


4.       MORTGAGE NOTE PAYABLE RELATED TO PROPERTY (CONTINUED)

         The note was collateralized by the rental properties and assumed by the buyer in connection with the sale of the partnership interest.

5.       NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000, based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The partnership was relieved of notes payable in the amount of $4,030,000 in connection with the sale of the partnership interests to the Operating Partnership.

         The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

         Maturity dates of the notes payable and related accrued interest are as follows:

                                                                  Accrued
                Years Ending December 31,         Notes           Interest
                -------------------------       ----------       ----------
                       1999                     $  520,000       $  699,588
                       2000
                       2001
                       2002
                       2003
                   Thereafter                      920,000        1,117,596
                                                ----------       ----------
                                                $1,440,000       $1,817,184
                                                ==========       ==========

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


6.       FEES AND EXPENSES DUE TO GENERAL PARTNER AND AFFILIATE (CONTINUED)

         For one of the properties owned by the Partnership in 1996, an affiliate of NAPICO received a management fee of 5 percent of its gross revenues plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $12,000 in 1996. An affiliate of the minority general partner of a general partnership that is consolidated, manages the property owned by that partnership. The fee is calculated based on five percent of gross collections plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $58,000, $60,000 and $65,000 in 1998, 1997 and 1996, respectively.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $51,491, $51,487 and $47,231 in 1998, 1997
         and 1996, respectively, and is included in general and administrative expenses.

7.       CONTINGENCIES

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

10.      FOURTH-QUARTER ADJUSTMENT

         The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $1,984,000, between the estimated nine-month equity in income and the actual 1998 year end equity in loss, has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                       Year Ended December 31, 1998
                                       -------------------------------------------------------------------------------------------
                                                                     Cash From
                                                                      Distri-
                                         Balance                      butions/         Equity in                        Balance
                                       January 1,        Capital        Sale            Income/                       December 31,
Limited Partnerships                      1998        Contributions   Received          (Loss)            Sale            1998
                                       ----------     -------------   ---------       -----------      -----------    ------------
Boynton Terrace                        $                 $            $               $                $                 $
Cady Brook Apts.                          389,264                        (4,775)         (384,489)
Cassidy Village                           250,619                        (9,233)          (12,273)                        229,113
City Heights*
Crockett Manor                                            10,000                          (10,000)
Denny Place*
Eastridge Apts.
EchoValley Apts.*                          65,987                                         121,911         (187,898)
Filmore I
Grant-Ko Enterprises
Hudson Gardens*                           402,727                       (19,947)           89,041         (471,821)
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                        1,012,101                       (34,371)         (977,730)
Mariner's Cove*
Marshall Plaza I
Marshall Plaza II
Menlo Estates*
Mulberry Towers*                        2,905,355                       (55,252)          221,312       (3,071,415)
New-Bel-Mo Enterprises                    (25,500)                                         25,500
Oakridge Apts.
Oakwood Manor                             173,705                        (5,444)         (168,261)
Park Place Apts., TX*
Park Place Apts., NJ                      375,202                        (7,443)          (96,128)                        271,631
Parkesedge Elderly Apts.                  234,385                                        (234,385)
Paula Maria Apts. (Century Plaza)
Penneco II                                (25,000)                                         25,000
Sauk-Ko Enterprises
SOL 413                                   (22,000)        57,912                          (35,912)
Valley Oak Apts.
Victory Square*                           148,854                                          (1,122)        (147,732)
Villas de Orocovix
Willow Wood*
                                       ----------        -------      ---------       -----------      -----------       --------
                                       $5,885,699        $67,912      $(136,465)      $(1,437,536)     $(3,878,866)      $500,744
                                       ==========        =======      =========       ===========      ===========       ========

* The property was sold to the Operating Partnership in 1998.

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                    Year Ended December 31, 1997
                                       ------------------------------------------------------------------------------------
                                                                     Cash From
                                                                      Distri-
                                          Balance                     butions/    Equity in       Balance        Future
                                         January 1,     Capital         Sale       Income/      December 31,    Capital
Limited Partnerships                        1997     Contributions    Received     (Loss)           1997      Contributions
-----------------------------------      ----------  -------------   ----------   ---------     ------------  -------------
Boynton Terrace                          $              $            $             $            $                $
Cady Brook Apts.                            335,451                     (4,777)      58,590        389,264
Cassidy Village                             264,704                       (957)     (13,128)       250,619
City Heights
Crockett Manor                                            7,000                      (7,000)
Denny Place                                              15,000                     (15,000)
Drexel Park III                             597,601       3,118       (600,719)
Eastridge Apts.
EchoValley Apts.                             22,392                     (9,490)      53,085         65,987
Filmore I
Grant-Ko Enterprises
Hudson Gardens                              350,946                    (19,855)      71,636        402,727
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                            883,427                    (70,635)     199,309      1,012,101
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers                           2,800,336                    (55,252)     160,271      2,905,355
New-Bel-Mo Enterprises                      (25,500)                                               (25,500)       25,500
Oakridge Apts.
Oakwood Manor                               173,689                    (15,697)      15,713        173,705
Park Place Apts., TX
Park Place Apts., NJ                        305,027                    (40,825)     111,000        375,202
Parkesedge Elderly Apts.                    214,016                                  20,369        234,385        18,000
Paula Maria Apts. (Century Plaza)                         5,294         (5,294)
Penneco II                                  (25,000)                                               (25,000)       25,000
Sauk-Ko Enterprises
SOL 413                                     (22,000)      2,500                      (2,500)       (22,000)       22,000
Valley Oak Apts.
Victory Square                              176,433                       (263)     (27,316)       148,854
Villas de Orocovix
Willow Wood
                                         ----------     -------      ---------     --------     ----------       -------
                                         $6,051,522     $32,912      $(823,764)    $625,029     $5,885,699       $90,500
                                         ==========     =======      =========     ========     ==========       =======

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           Year Ended December 31, 1996
                            ------------------------------------------------------------------------------------------
                                                            Cash From
                                                             Distri-
                              Balance                        butions/       Equity in        Balance        Future
                             January 1,        Capital         Sale          Income/       December 31,    Capital
Limited Partnerships            1996        Contributions    Received        (Loss)            1996      Contributions
------------------------     ----------     -------------   ----------      ---------      -----------   -------------
Boynton Terrace              $                 $            $                $              $
Cady Brook Apts.                298,129                        (4,778)         42,100          335,451
Cassidy Village                 308,841                        (2,397)        (41,740)         264,704
City Heights
Crockett Manor
Denny Place
Drexel Park III                 572,502                       (16,035)         41,134          597,601
Eastridge Apts.
EchoValley Apts.                                                               22,392           22,392
Filmore I
Grant-Ko Enterprises
Hudson Gardens                  293,015                       (19,747)         77,678          350,946
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                769,348                       (34,597)        148,676          883,427
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers               2,662,471                       (55,252)        193,117        2,800,336
New-Bel-Mo Enterprises          (25,500)                                                       (25,500)       25,500
Oakridge Apts.
Oakwood Manor                   166,065                        (5,390)         13,014          173,689
Park Place Apts., TX
Park Place Apts., NJ            230,507                       (33,362)        107,882          305,027
Parkesedge Elderly Apts.        196,044                                        17,972          214,016        18,000
Paula Maria Apts.                                5,294         (5,294)
Penneco II                      (25,000)                                                       (25,000)       25,000
Sauk-Ko Enterprises
SOL 413                         (22,000)                                                       (22,000)       22,000
Valley Oak Apts.
Victory Square                  194,724                                       (18,291)         176,433
Villas de Orocovix
Willow Wood
                             ----------         ------      ---------        --------       ----------       -------
                             $5,619,146         $5,294      $(176,852)       $603,934       $6,051,522       $90,500
                             ==========         ======      =========        ========       ==========       =======

                                                                        SCHEDULE
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996


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

                                                                    SCHEDULE III

                        REAL ESTATE ASSOCIATES LIMITED VI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1998

                                                                         BUILDINGS,
                                                                        FURNISHINGS
                                                                        & EQUIPMENT      TOTAL
                                                                           AMOUNT         LAND
                                  NUMBER   OUTSTANDING                     CARRIED      BUILDINGS,
                                    OF      MORTGAGE                    AT CLOSE OF    FURNISHINGS      ACCUMULATED    CONSTRUCTION
PARTNERSHIP/LOCATION              UNITS       LOAN           LAND          PERIOD      & EQUIPMENT      DEPRECIATION      PERIOD
--------------------              ------   -----------    -----------   ------------   -----------      -----------    ------------
Boynton Terrace                      89    $ 4,925,000    $   208,001   $ 4,124,446    $ 4,332,447      $ 2,117,842      1983-1984
  Boyton Beach, FL
Cadybrook                            40      1,019,760         89,225     1,827,237      1,916,462          634,506         (A)
  Charlton, MA
Crockett Manor                       38      1,022,439         10,000     1,259,214      1,269,214          679,205         (A)
  Trenton, TN
Eastridge Apts                       96        571,893        101,500     1,573,351      1,674,851        1,438,984         (A)
  Bristol, VA
Filmore I                            32      1,187,775        115,000     1,312,495      1,427,495          717,861         (A)
  Phoenix, AZ
Grant-Ko Enterprises                 40      1,233,087        100,000     1,414,043      1,514,043          725,622         (A)
  Platteville, WS
Hummelstown Manor                    51      1,736,464         96,839     1,746,828      1,843,667        1,688,008        1983
  Hummelstown, PA
Kentucky Manor                       48      1,395,503        100,696     1,442,829      1,543,525          944,986         (A)
  Oak Grove, KY
Lonsdale Housing                    131      2,586,921        214,833     6,362,322      6,577,155        4,102,522         (A)
  Providence, RI
New-Bel-Mo Enterprises               34        988,158         78,078     1,153,214      1,231,292          579,323         (A)
  New Glarus, Belleville,
  Monticello, WS
Oakridge Apts                        48      1,197,463         55,000     1,509,252      1,564,252        1,370,577         (A)
  Biloxi, MS
Oakwood                              34        636,880         61,538       777,542        839,080          315,483         (A)
  Milan, TN
Park Place                          126      5,656,390        312,418     7,364,112      7,676,530        2,890,742      1983-1984
  Ewing, NJ
Parkesedge Elderly Apts              45      1,473,661        160,000     1,833,070      1,993,070          764,614         (A)
  Parkesedge, PA
Penneco II                           76      1,861,356         79,627     2,795,927      2,875,554        1,563,793         (A)
  Johnstown, PA
Sauk-Ko Enterprises                  30        794,226         60,000     1,170,803      1,230,803          588,650         (A)
  Baraboo, WS
SOL - 413                            12        362,900         50,000       412,379        462,379          211,774         (A)
  Old San Juan, PR
Valley Oaks Senior                   50      1,771,000        121,464     1,913,903      2,035,367        1,100,527         (A)
  Galt, CA
Villas de Orocovix                   41      1,415,081         59,550     1,722,330      1,781,880          968,295         (A)
  Orocovix, PR
Cassidy Village                      98      1,057,957        156,850     2,021,621      2,178,471          971,496         (A)
  Columbus, OH
Marshall Plaza I                     40        220,932         68,414       709,014        777,428          340,723         (A)
  Loraine, OH
Marshall Plaza II                    50        290,039         78,901       919,854        998,755          442,044         (A)
  Loraine, OH
Paula Maria I                       120      1,043,396        215,730     2,832,932      3,048,662        1,689,767         (A)
  Hampton, VA
Additional basis of                  XX              0          8,971       160,708        169,679          145,611
  real estate due to
  REAL VI's capital
  contribution to limited
  partnership not recorded
  by investee limited
  partnership
                                  -----    -----------    -----------   -----------    -----------      -----------
                                  1,369    $34,448,281    $ 2,602,635   $48,359,426    $50,962,061      $26,992,955
                                  -----    -----------    -----------   -----------    -----------      -----------

(A) This project was completed when REAL VI entered the Partnership.

                                                                    SCHEDULE III


                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1998


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

       3.   Investments in property and equipment - limited partnerships:

                                                                              Buildings,
                                                                             Furnishings,
                                                                                 And
                                     Land               Equipment               Total
                                  -----------         -------------         -------------
Balance, January 1, 1996          $ 4,561,545         $ 100,290,845         $ 104,852,390

Net additions, 1996                    19,721               846,147               865,868
                                  -----------         -------------         -------------

Balance, December 31, 1996          4,581,266           101,136,992           105,718,258

Net deletions, 1997                   (77,442)           (2,397,906)           (2,475,348)
                                  -----------         -------------         -------------

Balance, December 31, 1997          4,503,824            98,739,086           103,242,910

Net additions, 1998                    21,014             1,411,930             1,432,944

Sale of Properties                 (1,922,203)          (51,791,590)          (53,713,793)
                                  -----------         -------------         -------------
Balance, December 31, 1998        $ 2,602,635         $  48,359,426         $  50,962,061
                                  ===========         =============         =============

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

                                                                                 TOTAL LAND,
                                                                 BUILDINGS,       BUILDINGS,
                                                                FURNISHINGS      FURNISHINGS
PARTNERSHIP -        NUMBER OF    OUTSTANDING                       AND              AND           ACCUMULATED     CONSTRUCTION
LOCATION              UNITS        MORTGAGE          LAND        EQUIPMENT        EQUIPMENT        DEPRECIATION       PERIOD
-----------------    ---------    -----------     ----------    ------------     ------------      ------------    ------------
Peppertree
   Cypress, CA          136         4,886,300      1,557,180       4,108,239        5,665,419        2,506,949          (A)
                       ----       -----------     ----------    ------------     ------------      -----------
        TOTAL          2832       $75,906,803     $6,138,446    $105,245,231     $111,383,677      $54,095,081
                       ====       ===========     ==========    ============     ============      ===========

(A) This project was completed when REAL VI entered the Partnership.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1998

                                                                     Buildings,
                                                                    Furnishings
                                                                        And
                                                                     Equipment
                                                                   ------------
Balance at January 1, 1996                                         $ 48,128,260

Net additions for 1996                                                3,459,872
                                                                   ------------

Balance at December 31, 1996                                         51,588,132

Net additions for 1997                                                1,718,961
                                                                   ------------

Balance at December 31, 1997                                         53,307,093

Net additions for 1998                                                4,166,622

Sale of Properties                                                  (30,480,760)
                                                                   ------------
Balance at December 31, 1998                                       $ 26,992,955
                                                                   ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY CONSOLIDATED LOCAL PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1998


Investments in property and equipment - general partnerships (continued):

The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1998 is approximately $5,665,419.

                                                    Buildings
                                                   Furnishings,
                                                       And
                                     Land           Equipment           Total
                                  -----------      ------------     ------------
Balance, January 1, 1996          $ 1,935,839      $ 10,141,782     $ 12,077,621

Deletions during 1996                (378,659)       (6,033,543)      (6,412,202)
                                  -----------      ------------     ------------

Balance, December 31, 1996          1,557,180         4,108,239        5,665,419

Activity during 1997                       --                --               --
                                  -----------      ------------     ------------

Balance, December 31, 1997          1,557,180         4,108,239        5,665,419

Sales of Properties                (1,557,180)       (4,108,239)      (5,665,419)
                                  -----------      ------------     ------------
Balance, December 31, 1998        $        --      $         --     $         --
                                  ===========      ============     ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY CONSOLIDATED LOCAL PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1998

                                                                     Buildings,
                                                                    Furnishings,
                                                                        And
                                                                     Equipment
                                                                    -----------
ACCUMULATED DEPRECIATION:

Balance at January 1, 1996                                          $ 4,792,619

Net additions for 1996                                                  198,237

Sale of Property                                                     (2,483,907)
                                                                    -----------
Balance at December 31, 1996                                          2,506,949

Net additions for 1997                                                  142,421
                                                                    -----------

Balance at December 31, 1997                                          2,649,370

Net additions for 1998                                                  142,421

Sale of Property                                                     (2,791,791)
                                                                    -----------
Balance at December 31, 1998                                        $        --
                                                                    ===========

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED VI (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 47, President and a director of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of Casden Properties Inc. and The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. He also became the Chairman of the Board of Casden Properties Inc. in 1998. Previously, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

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

HENRY C. CASDEN, 55, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. He also became the President of Casden Properties Inc. in 1998. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PATRICIA W. TOY, 69, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 38, Executive Vice President, General Counsel and Assistant Secretary.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. ("NAPICO"). The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. Management fees were $502,224, $501,660 and $513,393 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $51,491, $51,487 and $47,231 in 1998, 1997 and 1996, respectively, and is included in operating expenses.

For one of the properties owned by the Partnership in 1996, an affiliate of NAPICO received a management fee of 5 percent of its gross revenues plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $12,000 in 1996. An affiliate of the minority general partner of a general partnership that is consolidated, manages the property owned by that partnership. The fee is calculated based on five percent of gross collections plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $58,000, $60,000 and $65,000 in 1998, 1997 and 1996, respectively.

Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 10 of the limited partnerships in which the Partnership had an investment, and another affiliate received property management fees of approximately 5 to 7 percent of revenue from four of these partnerships. The affiliate received property management fees of $67,409, $63,742 and $85,735 in 1998, 1997 and 1996, respectively.

Subsequent to the sale of certain partnership interests, NAPICO is the general partner in 6 of the limited partnerships, and another affiliate manages 2 of the limited partnership's properties.

On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships with a total carrying value of $3,878,866 and its general partner interest in one local general partnership with a partner deficit of $1,507,828 to the Operating Partnership. The sale resulted in net proceeds to the Partnership of a $1,397,081 and a net gain of $7,497,969 after being relieved of notes and interest payable of $8,712,920 and incurring selling expenses of $240,994. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, which included using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 1998 and 1997.

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Partners' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Consolidated Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VI REAL ESTATE III AND THE LIMITED
PARTNERSHIPS:

Schedule - Investments in Limited Partnerships, December 31, 1998, 1997 and
1996.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1998.

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

REPORTS ON FORM 8-K

         A report on Form 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

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


REAL ESTATE ASSOCIATES LIMITED VI

By:         NATIONAL PARTNERSHIP INVESTMENTS CORP.
            General Partner


/s/ CHARLES H. BOXENBAUM
----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
----------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
----------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
----------------------------------
Henry C. Casden
Director


/s/ PAUL PATIERNO
----------------------------------
Paul Patierno
Chief Financial Officer