Form 10-Q
period 1999-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 1999-05-24
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1999

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Consolidated Balance Sheets,
                   March 31, 1999 and December 31, 1998 ......................  1

               Consolidated Statements of Operations,
                   Three Months Ended, March 31, 1999 and 1998................  2

               Consolidated Statement of Partners' Deficiency
                   Three Months Ended March 31, 1999 .........................  3

               Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998 ................  4

               Notes to Consolidated Financial Statements ....................  5

   Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operation ........................ 12


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings................................................. 15

   Item 6.  Exhibits and Reports on Form 8-K ................................. 15

   Signatures ................................................................ 16

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                            1999                 1998
                                                                         (Unaudited)           (Audited)
                                                                         -----------          -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                             $   513,744          $   500,744

CASH AND CASH EQUIVALENTS (Note 1)                                         3,676,209            5,477,969

CASH, restricted (Note 3)                                                                       1,397,081

OTHER ASSETS                                                                  57,085               50,985
                                                                         -----------          -----------

          TOTAL ASSETS                                                   $ 4,247,038          $ 7,426,779
                                                                         ===========          ===========

                                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
        interests (Notes 4 and 7)                                        $ 1,765,000          $ 1,765,000
    Accrued interest payable (Notes 4 and 7)                               1,851,384            1,817,184
    Accounts payable                                                          11,106              208,460
                                                                         -----------          -----------

                                                                           3,627,490            3,790,644
                                                                         -----------          -----------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                        (344,994)            (314,828)
    Limited partners                                                         964,542            3,950,963
                                                                         -----------          -----------

                                                                             619,548            3,636,135
                                                                         -----------          -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY
                (DEFICIENCY)                                             $ 4,247,038          $ 7,426,779
                                                                         ===========          ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                              1999               1998
                                                            ---------          ---------
RENTAL OPERATIONS:
     Revenues                                               $      --          $ 274,405
                                                            ---------          ---------

      Expenses:
         General and administrative                                --             22,125
         Operating                                                 --             90,438
         Depreciation and amortization (Note 1)                    --             43,614
         Interest                                                  --            121,155
                                                            ---------          ---------

                                                                   --            277,332
                                                            ---------          ---------

LOSS FROM RENTAL OPERATIONS                                        --             (2,927)
                                                            ---------          ---------

PARTNERSHIP OPERATIONS:
    Interest income                                            20,972             76,323
                                                            ---------          ---------

    Expenses:
         Management fees - general partner (Note 5)           110,982            125,556
         General and administrative                           134,205            167,099
         Interest (Note 2)                                     34,200            133,425
                                                            ---------          ---------
                                                              279,387            426,080
                                                            ---------          ---------

LOSS FROM PARTNERSHIP OPERATIONS                             (258,415)          (349,757)
                                                            ---------          ---------

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                                     13,000            182,000

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                          25,909             70,800
                                                            ---------          ---------

NET LOSS                                                    $(219,506)         $ (99,884)
                                                            =========          =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                      $     (13)         $      (6)
                                                            =========          =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                               GENERAL           LIMITED
                                               PARTNERS          PARTNERS              TOTAL
                                              ----------        -----------         ------------
PARTNERSHIP INTERESTS                                               16,810
                                                                ==========


DEFICIENCY,
       January 1, 1999                       $(314,828)         $ 3,950,963          $ 3,636,135

       Distributions                           (27,971)          (2,769,110)          (2,797,081)

       Net loss for the three months
       ended March 31, 1999                     (2,195)            (217,311)            (219,506)
                                             ---------          -----------          -----------

DEFICIENCY,
       March 31, 1999                        $(344,994)         $   964,542          $   619,548
                                             =========          ===========          ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                       1999                1998
                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                    $  (219,506)         $   (99,884)
       Adjustments to reconcile net loss to net
          cash used in operating activities:
             Equity in income of limited partnerships
                   and amortization of acquisition costs               (13,000)            (182,000)
             Depreciation and amortization                                                   43,614
             Increase in other assets                                   (6,100)                  (1)
             Increase in accrued interest payable                       34,200               76,700
             (Decrease) increase in accounts payable                                         24,011
             Increase in restricted cash                              (197,354)              (1,750)
                                                                   -----------          -----------

                Net cash used in operating activities                 (401,760)            (139,310)
                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions to limited partnerships recognized as
          as a return of capital                                                            100,020
       Sales proceeds                                                1,397,081
       Distributions to partners                                    (2,797,081)
                                                                   -----------          -----------

                                                                    (1,400,000)             100,020
                                                                   -----------          -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
       (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,801,760)             (39,290)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       5,477,969            5,849,983
                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 3,676,209          $ 5,810,693
                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION:
          Cash paid during the period year for interest            $                    $   174,368
                                                                   ===========          ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1998 prepared by Real Estate Associates Limited VI and Subsidiaries (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 1999 and the results of operations and changes in cash flows for the three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 92.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

        METHOD OF ACCOUNTING FOR INVESTMENT IN THE UNCONSOLIDATED LIMITED PARTNERSHIPS

        The investments in unconsolidated limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 20 limited partnerships as of March 31, 1999, after selling its interests in 10 limited partnerships. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partner interests in 3 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 partnerships which owned as March 31, 1999, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                                 MARCH 31, 1999


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

        The following is a summary of the investment in unconsolidated limited partnerships for the three months ended March 31, 1999:

        Balance, beginning of period                     $ 500,744
        Equity in income of limited partnerships            17,000
        Amortization of acquisition costs                   (4,000)
                                                         ---------
        Balance, end of period                           $ 513,744
                                                         =========

        The following are unaudited combined estimated statements of operations for the three months ended March 31, 1999 and 1998 of the unconsolidated limited partnerships in which the Partnership has investments:

                                      THREE MONTHS         THREE MONTHS
                                          ENDED                ENDED
                                     MARCH 31, 1999       MARCH 31, 1998
                                       -----------          -----------
        Revenues:
            Rental and other           $ 2,478,000          $ 5,230,000
                                       -----------          -----------

        Expenses:
            Depreciation                   492,000              898,000
            Interest                       686,000            1,289,000
            Operating expenses           1,448,000            3,529,000
                                       -----------          -----------

        Total expenses                   2,626,000            5,716,000
                                       -----------          -----------

                 Net loss              $  (148,000)         $  (486,000)
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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

        expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $520,586 through December 31, 1998.

        On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,397,081 and a net gain of $7,497,969, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

        Casden Properties Inc. purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

NOTE 4 - NOTES PAYABLE

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 or 10 percent per annum and have principal maturities ranging from December 1999 to December 2012. The Partnership was relieved of notes payable in the amount of $4,030,000 in connection to the sale of certain partnership interests in 1998.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 4 - NOTES PAYABLE (CONTINUED)

        The notes and related interest are payable from cash flow generated from operations of the related rented properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $111,000 and $126,000 for the three months ended March 31, 1999 and 1998, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,300 and $12,800 for the three months ended March 31, 1999 and 1998, respectively, and is included in general and administrative expenses.

NOTE 6 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

                                 MARCH 31, 1999


NOTE 6 - CONTINGENCIES

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

                                 MARCH 31, 1999


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in March 31, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                                 MARCH 31, 1999


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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $520,586 through December 31, 1998.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,397,081 and a net gain of $7,497,969, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

        Casden Properties Inc. purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

The Partnership's general partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of item 7 of regulation S-K.

                        REAL ESTATE ASSOCIATES LIMITED VI
                             (A LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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


                                      REAL ESTATE ASSOCIATES LIMITED VI AND
                                      SUBSIDIARIES
                                      (a California limited partnership)


                                      By: National Partnership Investments
                                          Corp., General Partner



                                          /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President


                                      Date: May 20, 1999
                                            ------------------------------------



                                          /s/ CHARLES H. BOXENBAUM
                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer


                                      Date: May 20, 1999
                                            ------------------------------------