Form 10-Q
period 1999-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 1999-08-16
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1999

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                   Consolidated Balance Sheets,
                          June 30, 1999 and December 31, 1998 ...................................1

                   Consolidated Statements of Operations,
                          Six and Three Months Ended, June 30, 1999 and 1998.....................2

                   Consolidated Statement of Partners' Deficiency
                          Six Months Ended June 30, 1999 ........................................3

                   Consolidated Statements of Cash Flows
                          Six Months Ended June 30, 1999 and 1998 ...............................4

                   Notes to Consolidated Financial Statements ...................................5

       Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operation ..........................................13


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings...............................................................16

       Item 6.  Exhibits and Reports on Form 8-K ...............................................16

       Signatures ..............................................................................17


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                   1999
                                                                (Unaudited)            1998
                                                                -----------         -----------

       INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)             $   488,330         $   500,744

       CASH AND CASH EQUIVALENTS (Note 1)                         3,566,456           5,477,969

       CASH, restricted (Note 3)                                         --           1,397,081

       OTHER ASSETS                                                  57,085              50,985
                                                                -----------         -----------

                 TOTAL ASSETS                                   $ 4,111,871         $ 7,426,779
                                                                ===========         ===========


                      LIABILITIES AND PARTNERS' DEFICIENCY

       LIABILITIES:
           Notes payable and amounts due for partnership
               interests (Notes 4 and 7)                        $ 1,765,000         $ 1,765,000
           Accrued interest payable (Notes 4 and 7)               1,885,584           1,817,184
           Accounts payable                                           2,964             208,460
                                                                -----------         -----------

                                                                  3,653,548           3,790,644
                                                                -----------         -----------

       COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

       PARTNERS' DEFICIENCY:
           General partners                                        (346,606)           (314,828)
           Limited partners                                         804,929           3,950,963
                                                                -----------         -----------

                                                                    458,323           3,636,135
                                                                -----------         -----------

              TOTAL LIABILITIES AND PARTNERS' DEFICIENCY        $ 4,111,871         $ 7,426,779
                                                                ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                       Six months      Three months    Six months     Three months
                                                          ended           ended           ended          ended
                                                      June 30, 1999   June 30, 1999   June 30, 1998  June 30, 1998
                                                        ---------       ---------       ---------       ---------
RENTAL OPERATIONS:
     Revenues                                           $      --       $      --       $ 554,380       $ 279,975
                                                        ---------       ---------       ---------       ---------

      Expenses:
        General and administrative                             --              --          44,586          22,461
        Operating                                              --              --         193,305         102,867
        Depreciation and amortization (Note 1)                 --              --          87,229          43,615
        Interest                                               --              --         242,310         121,155
                                                        ---------       ---------       ---------       ---------

                                                               --              --         567,430         290,098
                                                        ---------       ---------       ---------       ---------

LOSS FROM RENTAL OPERATIONS                                    --              --         (13,050)        (10,123)
                                                        ---------       ---------       ---------       ---------

PARTNERSHIP OPERATIONS:
    Interest income                                        58,378          37,406         149,931          73,608
                                                        ---------       ---------       ---------       ---------

    Expenses:
        Management fees - general partner (Note 5)        221,964         110,982         251,112         125,556
        General and administrative (Notes 2 and 5)        220,358          86,153         370,969         203,870
        Interest                                           68,400          34,200         266,850         133,425
                                                        ---------       ---------       ---------       ---------
                                                          510,722         231,335         888,931         462,851
                                                        ---------       ---------       ---------       ---------

LOSS FROM PARTNERSHIP OPERATIONS                         (452,344)       (193,929)       (739,000)       (389,243)
                                                        ---------       ---------       ---------       ---------

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                                 26,000          13,000         364,000         182,000

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                      45,613          58,117          75,829           5,029
                                                        ---------       ---------       ---------       ---------

NET LOSS                                                $(380,731)      $(122,812)      $(312,221)      $(212,337)
                                                        =========       =========       =========       =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                  $     (23)      $      (7)      $     (19)      $     (13)
                                                        =========       =========       =========       =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)



                                        General           Limited
                                       Partners           Partners          Total
                                      -----------       -----------       -----------

PARTNERSHIP INTERESTS                                        16,810
                                                        ===========


DEFICIENCY,
     January 1, 1999                  $  (314,828)      $ 3,950,963       $ 3,636,135

     Distributions                        (27,971)       (2,769,110)       (2,797,081)

     Net loss for the six months
     ended June 30, 1999                   (3,807)         (376,924)         (380,731)
                                      -----------       -----------       -----------

DEFICIENCY,
     June 30, 1999                    $  (346,606)      $   804,929       $   458,323
                                      ===========       ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                    1999              1998
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  loss                                                $  (380,731)      $  (312,221)
       Adjustments to reconcile net loss to net
          cash used in operating activities:
             Equity in income of limited partnerships
                   and amortization of acquisition costs            (26,000)         (364,000)
             Depreciation and amortization                               --            87,229
             Increase in other assets                                (6,100)          (67,912)
             Increase in accrued interest payable                    68,400           182,391
             (Decrease) increase in accounts payable               (205,496)           44,354
                                                                -----------       -----------

                Net cash used in operating activities              (549,927)         (430,159)
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions to limited partnerships recognized as
          as a return of capital                                     38,414            76,706
       Sales proceeds                                             1,397,081                --
                                                                -----------       -----------

                Net cash provided by investing activities         1,435,495            76,706
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                 (2,797,081)               --
                                                                -----------       -----------

NET (DECREASE) INCREASE IN CASH AND  CASH EQUIVALENTS               885,568          (430,159)

CASH AND CASH EQUIVALENTS, beginning of period                    5,477,969         6,611,690
                                                                -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                        $ 6,363,537       $ 6,181,531
                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for interest                 $   198,450       $    84,459
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

                                  JUNE 30, 1999


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 1999 and the results of operations and changes in cash flows for the six and three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Real Estate Associates Limited VI and its majority-owned general partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

        RENTAL PROPERTY AND DEPRECIATION

        Rental property was stated at cost. Depreciation was provided on the straight-line and accelerated methods over the estimated useful lives of the buildings and equipment. The estimated useful lives for depreciation were as follows:

        Buildings                                 25 years
        Equipment                                 3 to 5 years

        Substantially all of the apartment units were leased on a month-to-month basis.

        On December 30, 1998, the Partnership sold the general partnership interest which owned the rental property.

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

                                  JUNE 30, 1999


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 20 limited partnerships as of June 30, 1999, after selling its interests in 10 limited partnerships. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partner interests in 3 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 partnerships which owned as of June 30, 1999, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

        Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

        The following is a summary of the investment in unconsolidated limited partnerships for the six months ended June 30, 1999:

        Balance, beginning of period                          $ 500,744
        Equity in income of limited partnerships                 34,000
        Distribution recognized as a return of capital          (38,414)
        Amortization of acquisition costs                        (8,000)
                                                              ---------

        Balance, end of period                                $ 488,330
                                                              =========

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1999 and 1998 of the unconsolidated limited partnerships in which the Partnership has investments:

                                 Six months        Three months       Six months        Three months
                                    ended              ended             ended              ended
                                June 30, 1999     June 30, 1999      June 30, 1998      June 30, 1998
                                -------------     -------------      -------------     -------------
Revenues:
    Rental and other            $  4,956,000       $  2,478,000       $ 10,460,000       $  5,230,000
                                ------------       ------------       ------------       ------------

Expenses:
    Depreciation                     984,000            492,000          1,796,000            898,000
    Interest                       1,372,000            686,000          2,578,000          1,289,000
    Operating expenses             2,896,000          1,448,000          7,058,000          3,529,000
                                ------------       ------------       ------------       ------------

       Total expenses              5,252,000          2,626,000         11,432,000          5,716,000
                                ------------       ------------       ------------       ------------

                Net loss $          (296,000)      $   (148,000)      $   (972,000)      $   (486,000)
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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

        Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $520,586 through December 31, 1998, including $180,500 for the six months ended June 30, 1998.

        On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships and its general partner interest in one local general partnership to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,397,081 and a net gain of $7,497,969, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

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

NOTE 3 - MORTGAGE NOTE PAYABLE

        The mortgage note had an interest rate of 8.78 percent per annum, with principal and interest payments due monthly. The note was assumed by the buyer in connection with the sale of the general partner interest.

        The note was collateralized by the underlying rental property.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


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

NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $221,000 and $251,000 for the six months ended June 30, 1999 and 1998, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,600 and $25,700 for the six months ended June 30, 1999 and 1998, respectively, and is included in general and administrative expenses.

NOTE 6 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 6 - CONTINGENCIES (CONTINUED)

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

                                  JUNE 30, 1999


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in June 30, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                                  JUNE 30, 1999


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                       REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1999


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $520,586 through December 31, 1998, including $180,500 for the six months ended June 30, 1998.

        On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships and its general partner interest in one local general partnership to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,397,081 and a net gain of $7,497,969, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

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

                                  JUNE 30, 1999


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

                                  JUNE 30, 1999


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


                          REAL ESTATE ASSOCIATES LIMITED VI AND
                          SUBSIDIARIES (a California limited partnership)


                          By:    National Partnership Investments
                                 Corp., General Partner


                                 /s/ BRUCE NELSON
                                 ----------------------------------------
                                 Bruce Nelson
                                 President


                         Date:      August 13, 1999
                                 ----------------------------------------


                                 /s/ CHARLES H. BOXENBAUM
                                 ----------------------------------------
                                 Charles H. Boxenbaum
                                 Chief Executive Officer



                         Date:      August 13, 1999
                                 ----------------------------------------