Form 10-Q
period 1999-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 1999-11-22
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I.  FINANCIAL INFORMATION
      Item 1.  Financial Statements

                  Consolidated Balance Sheets,
                        September 30, 1999 and December 31, 1998 ....................  1

                  Consolidated Statements of Operations,
                        Nine and Three Months Ended, September 30, 1999 and 1998.....  2

                  Consolidated Statement of Partners' Equity (Deficiency)
                        Nine Months Ended September 30, 1999 ........................  3

                  Consolidated Statements of Cash Flows
                        Nine Months Ended September 30, 1999 and 1998 ...............  4

                  Notes to Consolidated Financial Statements ........................  5

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation ................................ 13

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings..................................................... 17

      Item 6.  Exhibits and Reports on Form 8-K ..................................... 17

      Signatures .................................................................... 18

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                     1999
                                                                  (Unaudited)               1998
                                                                  -----------           ----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                      $  501,330            $  500,744
CASH AND CASH EQUIVALENTS (Note 1)                                 3,436,842             5,477,969
CASH DUE FROM ESCROW (Note 1)                                             --             1,397,081
OTHER ASSETS                                                          71,085                50,985
                                                                  ----------            ----------
          TOTAL ASSETS                                            $4,009,257            $7,426,779
                                                                  ==========            ==========
                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
    Notes payable and amounts due for partnership
        interests (Notes 4 and 7)                                 $1,765,000            $1,765,000
    Accrued interest payable (Notes 4 and 7)                       1,919,784             1,817,184
    Accounts payable (Note 2)                                          1,538               208,460
                                                                  ----------            ----------
                                                                   3,686,322             3,790,644
                                                                  ----------            ----------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)
PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                (347,960)             (314,828)
    Limited partners                                                 670,895             3,950,963
                                                                  ----------            ----------
                                                                     322,935             3,636,135
                                                                  ----------            ----------
           TOTAL LIABILITIES AND PARTNERS' DEFICIENCY             $4,009,257            $7,426,779
                                                                  ==========            ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                       Nine months         Three months            Nine months         Three months
                                                          ended               ended                   ended               ended
                                                      Sept 30, 1999       Sept 30, 1999           Sept 30, 1998        Sept 30, 1998
                                                      -------------       -------------           -------------        -------------
RENTAL OPERATIONS:
     Revenues                                            $     --            $     --              $   846,121           $ 291,741
                                                         --------            --------              -----------           ---------
      Expenses:
        General and administrative                              --                 --                   67,721              23,135
        Operating                                               --                 --                  299,713             106,408
        Depreciation and amortization (Note 1)                  --                 --                  130,844              43,615
        Interest                                                --                 --                  363,465             121,155
                                                         ---------           --------              -----------           ---------
                                                                --                 --                  861,743             294,313
                                                         ---------           --------              -----------           ---------
LOSS FROM RENTAL OPERATIONS                                     --                 --                  (15,622)             (2,572)
                                                         ---------           --------              -----------           ---------
PARTNERSHIP OPERATIONS:
    Interest income                                         97,398             39,019                  221,728              71,797
                                                         ---------           --------              -----------           ---------
    Expenses:
        Management fees - general partner (Note 5)         332,946            110,982                  376,668             125,556
        General and administrative (Notes 2 and 5)         268,028             47,670                  573,642             202,674
        Interest                                           102,600             34,200                  400,275             133,425
                                                         ---------           --------              -----------           ---------
                                                           703,574            192,852                1,350,585             461,655
                                                         ---------           --------              -----------           ---------
LOSS FROM PARTNERSHIP OPERATIONS                          (606,176)          (153,833)              (1,128,857)           (389,858)
                                                         ---------           --------              -----------           ---------
EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                                  39,000             13,000                  546,000             182,000
DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                       51,057              5,444                  123,291              47,462
                                                         ---------           --------              -----------           ---------
NET LOSS                                                 $(516,119)          $(135,389)            $  (475,188)          $(162,968)
                                                         =========           ========              ===========           =========
NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                   $    (31)           $     (8)             $       (28)          $     (10)
                                                         =========           ========              ===========           =========

        The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                            General              Limited
                                            Partners             Partners                Total
                                            --------            ------------          -----------
PARTNERSHIP INTERESTS                                                16,792
                                                                ===========
DEFICIENCY,
      January 1, 1999                       $(314,828)          $ 3,950,963           $ 3,636,135
      Distributions                           (27,971)           (2,769,110)           (2,797,081)
      Net loss for the nine months
      ended September 30, 1999                 (5,161)             (510,958)             (516,119)
                                            ---------           -----------           -----------
DEFICIENCY,
      September 30, 1999                    $(347,960)          $   670,895           $   322,935
                                            =========           ===========           ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                       1999                 1998
                                                                   -----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  loss                                                   $  (516,119)          $ (475,188)
       Adjustments to reconcile net loss to net
          cash used in operating activities:
             Equity in income of limited partnerships
                   and amortization of acquisition costs               (39,000)            (546,000)
             Depreciation and amortization                                  --              130,844
             Increase in other assets                                  (20,100)             (67,912)
             Increase in accrued interest payable                      102,600              315,815
             Decrease in accounts payable                             (206,922)              (5,443)
                                                                   -----------           ----------
                Net cash used in operating activities                 (679,541)            (647,884)
                                                                   -----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                        38,414              102,092
       Sales proceeds                                                1,397,081                   --
                                                                   -----------           ----------
                Net cash provided by investing activities            1,435,495              102,092
                                                                   -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                    (2,797,081)                  --
                                                                   -----------           ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (2,041,127)            (545,792)
CASH AND CASH EQUIVALENTS, beginning of period                       5,477,969            6,611,690
                                                                   -----------           ----------
CASH AND CASH EQUIVALENTS, end of period                           $ 3,436,842           $6,065,898
                                                                   ===========           ==========
SUPPLEMENTAL DISCLOSURE OF
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for interest                    $        --           $  447,925
                                                                   ===========           ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 1999 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER LIMITED PARTNERSHIP INTEREST

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,792 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership holds limited partnership interests in 20 limited partnerships as of September 30, 1999, after selling its interests in 10 limited partnerships. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partner interests in 3 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 partnerships which owned as of September 30, 1999, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                        REAL ESTATE ASSOCIATES LIMITED VI

                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

The following is a summary of the investment in unconsolidated limited partnerships for the nine months ended September 30, 1999:

Balance, beginning of period                                     $500,744
Equity in income of limited partnerships                           51,000
Distribution recognized as a return of capital                    (38,414)
Amortization of acquisition costs                                 (12,000)
                                                                 --------

Balance, end of period                                           $501,330
                                                                 ========

The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1999 and 1998 of the unconsolidated limited partnerships in which the Partnership has investments:

                                 Nine months          Three months          Nine months            Three months
                                   ended                 ended                 ended                  ended
                               Sept. 30, 1999        Sept. 30, 1999        Sept. 30, 1998         Sept. 30, 1998
                               --------------        --------------        --------------         --------------
REVENUES:
     Rental and other            $7,434,000            $2,478,000            $10,460,000            $5,230,000
                                 ----------            ----------            -----------            ----------
EXPENSES:
     Depreciation                 1,476,000               492,000              1,796,000               898,000
     Interest                     2,058,000               686,000              2,578,000             1,289,000
     Operating expenses           4,344,000             1,448,000              7,058,000             3,529,000
                                 ----------            ----------            -----------            ----------
     Total expenses               7,878,000             2,626,000             11,432,000             5,716,000
                                 ----------            ----------            -----------            ----------
            Net loss             $ (444,000)           $ (148,000)           $  (972,000)           $ (486,000)
                                 ==========            ==========            ===========            ==========

                        REAL ESTATE ASSOCIATES LIMITED VI

                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $520,586 through December 31, 1998, including approximately $321,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $88,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes $112,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships and its general partner interest in one local general partnership to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $1,397,081 and a net gain of $7,497,969, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                               SEPTEMBER 30, 1999

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

NOTE 5 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $333,000 and $377,000 for the nine months ended September 30, 1999 and 1998, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $31,000 and $39,000 for the nine months ended September 30, 1999 and 1998, respectively, and is included in general and administrative expenses.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 6 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors on March 12, 1999, using proceeds from the disposition of its investments in certain limited partnerships.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $520,586 through December 31, 1998, including approximately $321,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $88,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes $112,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships and its general partner interest in one local general partnership to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $1,397,081 and a net gain of $7,497,969, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

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

                            REAL ESTATE ASSOCIATES LIMITED VI
                           (A CALIFORNIA LIMITED PARTNERSHIP)

                                   SEPTEMBER 30, 1999

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The Partnership's general partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of item 7 of regulation S-K.

                        REAL ESTATE ASSOCIATES LIMITED VI
                             (A LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REAL ESTATE ASSOCIATES LIMITED VI AND
                                 SUBSIDIARIES (a California limited partnership)

                                 By: National Partnership Investments Corp.,
                                     its General Partner


                                 By: /s/ BRUCE NELSON
                                    --------------------------------------------
                                    Bruce Nelson
                                    President


                                 Date:   November 17, 1999
                                      ------------------------------------------


                                 By: /s/ CHARLES H. BOXENBAUM
                                    --------------------------------------------
                                    Charles H. Boxenbaum
                                    Chief Executive Officer


                                 Date:    November 17, 1999
                                      ------------------------------------------