Form 10-K405
period 1999-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2000-04-14
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I.
Casden.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the

Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

During 1999, projects in which REAL VI had invested were substantially rented. The following is a schedule of the status, as of December 31, 1999, of the projects owned by local partnerships in which REAL VI, either directly or indirectly through REA III, has invested.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                                DECEMBER 31, 1999

                                                    Units Authorized
                                                        For Rental                            Percentage of
                                      No. of         Assistance Under           Units          Total Units
Name and Location                     Units             Section 8             Occupied          Occupied
-----------------                     -----         -----------------         --------        -------------
Local Partnerships

Boynton Terrace                        89                  89                     87               98%
Boynton Beach, FL

Cady Brook Apts.                       40                None                     40              100%
Charlton, MA

Cassidy Village                        98                  50                     98              100%
Columbus, Ohio

Century Plaza                         120                 120                    120              100%
Hampton, VA

Crockett Manor                         38                  38                     36               95%
Trenton, TN

Eastridge Apts.                        96                  65                     79               82%
Briston, VA

Filmore I                              32                  32                     30               94%
Phoenix, AZ

Grant-Ko Enterprises                   40                None                     38               95%
Platteville, WI

Hummelstown Manor                      51                  50                     50               98%
Hummelstown, PA

Kentucky Manor                         48                None                     45               94%
Oak Grove, KY

Lonsdale Housing                      131                 131                    128               98%
Providence, RI

Marshall Plaza I                       40                  40                     40              100%
Lorain, Ohio

                   SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                                DECEMBER 31, 1999
                                    CONTINUED

                                                    Units Authorized
                                                        For Rental                           Percentage of
                                       No. of        Assistance Under          Units          Total Units
Name and Location                      Units             Section 8             Occupied         Occupied
-----------------                      -----         -----------------         --------         --------
Marshall Plaza II                       50                  48                   49                98%
Lorain, Ohio

New-Bel-Mo                              34                None                   27                79%
New Glarus, Bellemont,
Monticello, WI

Oakridge Apts. II                       48                None                   47                98%
Biloxi, MS

Oakwood Manor                           34                  34                   31                91%
Milan, TN

Park Place                             126                 125                  124                98%
Ewing, NJ

Parkesedge Elderly Apts.                45                  45                   45               100%
Parkesedge, PA

Penneco II                              76                  76                   73                96%
Johnstown, PA

Sauk-Ko Enterprises                     30                None                   28                93%
Baraboo, WI

Sol 413                                 12                  12                   12               100%
Old San Juan, PR

Valley Oaks Senior                      50                None                   50               100%
Gault, CA

Villas de Orocovix                      41                  41                   41               100%
Orocovix, PR
                                     -----               -----                -----

TOTALS                               1,369                 996                1,318                96%
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

As of December 31, 1999, the Partnership's General Partner was a plaintiff or defendant in several other lawsuits. None of these lawsuits were related to the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by a real estate investment trust organized by an affiliate of NAPICO, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests in 1998, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E. F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1999, there were 3,345 registered holders of units in REAL VI. Distributions have not been made from the inception of the Partnership to December 31, 1998. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $2,769,110 to the limited partners and $27,971 to the general partners, which included using proceeds from the sale of the partnership interests.

ITEM 6. SELECTED FINANCIAL DATA


                                                                 Year Ended December 31,
                                ----------------------------------------------------------------------------------------
                                    1999               1998               1997               1996              1995
                                ------------       ------------       ------------       ------------       ------------
Loss from Rental
   Operations                   $         --       $     45,723       $    (20,071)      $   (175,242)      $   (246,036)

Loss from Partnership
   Operations                       (576,526)        (1,436,418)        (1,132,951)        (1,129,499)        (1,307,251)

Gain on Sale of Limited
   Partnership Interests
   and Rental Property                    --          7,497,969                 --          1,902,022                 --

Equity in (Loss) Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                 (11,036)        (1,437,536)           625,025            603,934            415,526

Distribution from
   Limited Partnerships
   Recognized as Income               81,033            123,291            499,540            597,425            347,163
                                ------------       ------------       ------------       ------------       ------------

Net Income (Loss)               $   (506,529)      $  4,793,029       $    (28,457)      $  1,798,640       $   (790,598)
                                ============       ============       ============       ============       ============

Net Income (Loss) per
   Limited Partnership
   Interest                     $        (30)      $        282       $         (2)      $        106       $        (47)
                                ============       ============       ============       ============       ============




Total Assets                    $  4,062,164       $  7,426,779       $ 15,726,187       $ 15,286,368       $ 18,337,139
                                ============       ============       ============       ============       ============

Investments in
   Limited
   Partnerships                 $    509,999       $    500,744       $  5,885,699       $  6,051,522       $  5,619,146
                                ============       ============       ============       ============       ============

Rental Property                 $         --       $         --       $  3,016,049       $  3,158,470       $  7,285,002
                                ============       ============       ============       ============       ============

Mortgage
   Notes Payable                $         --       $         --       $  4,828,404       $  4,886,300       $  9,890,564
                                ============       ============       ============       ============       ============

Notes Payable and
   Amounts Due for
   Partnership
   Interests                    $  1,765,000       $  1,765,000       $  5,795,000       $  5,795,000       $  5,795,000
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

The financial statements of the two general partnerships in which REAL VI was the majority general partner, have been consolidated in the accompanying financial statements. These partnerships were local operating partnerships which owned and operated apartment buildings. The units were leased primarily on a month-to-month basis. These partnerships' primary source of funds was the rental payments from tenants. Expenditures primarily included normal operating expenses and debt service. One of these partnerships was sold in 1998 to the Operating Partnership and the other was sold to an unrelated party in 1996.

CAPITAL RESOURCES

REAL VI received $42,000,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period April 22, l983, to March 31, 1984, pursuant to a registration statement on Form S-11.

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It was anticipated that the local limited partnerships in which REAL VI has invested could produce tax losses for as long as 20 years from the date of formation. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense will decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available.

At December 31, 1999, the Partnership has investments in 23 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 90% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the local limited partnerships that were allocated to the Partnership were $426,000, $1,799,000 and $1,933,000 for the years ended December 31, 1999, 1998 and 1997, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in (loss) income of limited partnerships of $(11,036), $638,469 and $625,025 for the years ended December 31, 1999, 1998 and
1997, respectively. The decrease in equity in income in 1999 is a result of the sale of certain partnership interests in 1998. In addition, the loss recorded by the Partnership in 1998 includes impairment losses of approximately $2,076,000 recognized to the carrying values of the investments in certain local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $10,863,000 and $10,446,000 as of December 31, 1999 and 1998, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $81,033, $123,291 and $499,540 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. Distributions decreased in 1999 as a result of the sale of certain partnership interests in 1998.

As of December 31, 1999, 1998 and 1997, the Partnership has cash and cash equivalents of $3,312,395, $5,477,969 and $6,611,690, respectively. These amounts are on deposit primarily with two high credit quality financial institutions, earning interest. This resulted in the Partnership earning $138,560, $291,598 and $299,009 in interest income for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income varies with market rates available and with the amount of funds available for investment. Interest income decreased in 1999, primarily as a result of the $2,797,081 in cash that was distributed in March 1999. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1999 as a result of the sale of partnership interests, management fees decreased from $502,224 and $501,660 for the years ended December 31, 1998 and 1997, respectively, to $206,433 for the year ended December 31, 1999.

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

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

As a result of the foregoing, the Partnership, in 1997, undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $97,556, $393,072 and $127,514 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in partnership general and administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships, with a total carrying value of $3,878,886, and its general partner interest in one local general partnership, with a partner deficit of $1,507,828, to the Operating Partnership. The sale resulted in proceeds to the Partnership of a $1,397,081 and a net gain of $7,497,969, after being relieved of notes and interest payable of $8,712,920 and incurring selling expenses of $240,994. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, which included using proceeds from the sale of the partnership interests.

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

General and administrative expenses were $368,103, $692,092 and $396,600 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $41,364, $51,491 and $51,487 for the years ended December 31, 1999, 1998 and 1997, respectively. Also included in partnership general and administrative expenses for 1999, 1998 and 1997 is $97,556, $393,072 and $127,514, respectively, related to the aforementioned third-party review of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $183,573 of such costs.

At December 31, 1999, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The Partnership was relieved of notes payable in the amount of $4,030,000 in connection with the sale of the partnership interests to the Operating Partnership. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Because the Partnership was relieved of certain notes at the end of 1998 in connection with the sale of the limited partnership interests, interest expense has decreased from $533,700 for 1998 and 1997 to $140,550 for 1999.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 1999, as compared to prior years, as a result of the sale of 10 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $21,200,000 and $20,921,000 for the years ended December 31, 1998 and 1997, respectively, to $9,928,000 for the year ended December 31, 1999.

Total expenses for the local partnerships decreased from $23,021,000 and $22,866,000 for the years ended December 31, 1998 and 1997, respectively, to $10,354,000 for the year ended December 31, 1999.

The total net loss for the local partnerships for 1999, 1998 and 1997 aggregated $426,000, $1,821,000 and $1,945,000, respectively. The losses allocable to the Partnership were $426,000, $1,799,000 and $1,933,000 for 1999, 1998 and 1997,
respectively.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the Partnership is subject to market risk resulting from fluctuations in the general level of U.S. interest rates as the Partnership's debt of $1,440,000 is based on a weighted average fixed rate of 9.8% per annum. As a result, the Partnership will be obligated to pay contractually agreed upon rates of interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incur substantial prepayment penalties.

The following table provides information about the Partnership's interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of December 31, 1999 (in thousands):

                                                                                                          Fair Market
                                2000      2001    2002    2003    2004       Thereafter       Total          Value
                                ----      ----    ----    ----    ----       ----------       -----          -----
Interest Rate
  Sensitive Liabilities:

    Fixed Rate Debt......     $520,000                                        $920,000      $1,440,000     $1,440,000
         Weighted Average
      Interest Rate......          9.5%                                            9.9%            9.8%



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1999

                         [DELOITTE & TOUCHE LETTERHEAD]


                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VI
(A California limited partnership)

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VI (a California limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 9 percent and 5 percent of total assets as of December 31, 1999 and 1998, respectively, and the equity in income of these limited partnerships represents 5 percent, 5 percent and 17 percent of the total net income of the Partnership for the years ended December 31, 1999, 1998 and 1997, respectively, and represent a substantial portion of the investee information in
Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VI as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2000

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                           1999               1998
                                                        -----------       -----------
 INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $   509,999       $   500,744

 CASH AND CASH EQUIVALENTS (Note 1)                       3,312,395         5,477,969

 CASH DUE FROM ESCROW (Note 2)                                   --         1,397,081

 DUE FROM NAPICO (Note 4)                                   239,770                --

 OTHER ASSETS                                                    --            50,985
                                                        -----------       -----------

           TOTAL ASSETS                                 $ 4,062,164       $ 7,426,779
                                                        ===========       ===========



                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

 LIABILITIES:
     Notes payable and amounts due for partnership
         interests (Notes 3 and 7)                      $ 1,765,000       $ 1,765,000
     Accrued interest payable (Notes 3 and 7)             1,957,734         1,817,184
     Accounts payable                                         6,905           208,460
                                                        -----------       -----------

                                                          3,729,639         3,790,644
                                                        -----------       -----------


 COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

 PARTNERS' EQUITY (DEFICIENCY):
     General partners                                      (347,864)         (314,828)
     Limited partners                                       680,389         3,950,963
                                                        -----------       -----------

                                                            332,525         3,636,135
                                                        -----------       -----------

            TOTAL LIABILITIES AND PARTNERS' EQUITY
                  (DEFICIENCY)                          $ 4,062,164       $ 7,426,779
                                                        ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                       1999              1998              1997
                                                    -----------       -----------       -----------
RENTAL OPERATIONS:
  Revenues                                          $        --       $ 1,138,743       $ 1,070,895
                                                    -----------       -----------       -----------

  Expenses:
    General and administrative                               --           148,874            84,874
    Operating                                                --           310,249           369,779
    Management fees - affiliate (Note 4)                     --            55,985            53,500
    Depreciation and amortization                            --           156,480           156,480
    Interest                                                 --           421,432           426,337
                                                    -----------       -----------       -----------

                                                             --         1,093,020         1,090,970
                                                    -----------       -----------       -----------

INCOME (LOSS) FROM RENTAL OPERATIONS                         --            45,723           (20,075)
                                                    -----------       -----------       -----------

PARTNERSHIP OPERATIONS:
  Interest  and other income                            138,560           291,598           299,009
                                                    -----------       -----------       -----------

  Expenses:
    Management fees - general partner (Note 4)          206,433           502,224           501,660
    General and administrative                          368,103           692,092           396,600
    Interest (Note 3)                                   140,550           533,700           533,700
                                                    -----------       -----------       -----------

                                                        715,086         1,728,016         1,431,960
                                                    -----------       -----------       -----------

LOSS FROM PARTNERSHIP
      OPERATIONS                                       (576,526)       (1,436,418)       (1,132,951)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS AND RENTAL PROPERTY
      (Notes 1 and 2)                                        --         7,497,969                --

EQUITY IN (LOSS) INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                     (11,036)       (1,437,536)          625,029

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    81,033           123,291           499,540
                                                    -----------       -----------       -----------

NET (LOSS) INCOME                                   $  (506,529)      $ 4,793,029       $   (28,457)
                                                    ===========       ===========       ===========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                  $       (30)      $       282       $        (2)
                                                    ===========       ===========       ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                              General           Limited
                                             Partners           Partners           Total
                                            -----------       -----------       -----------
DEFICIENCY, January 1, 1997                 $  (362,474)      $  (765,963)      $(1,128,437)

    Net loss, 1997                                 (284)          (28,173)          (28,457)
                                            -----------       -----------       -----------

DEFICIENCY, December 31, 1997                  (362,758)         (794,136)       (1,156,894)

    Net loss, 1998                               47,930         4,745,099         4,793,029
                                            -----------       -----------       -----------

(DEFICIENCY) EQUITY, December 31, 1998         (314,828)        3,950,963         3,636,135

    Distributions                               (27,971)       (2,769,110)       (2,797,081)

    Net loss, 1999                               (5,065)         (501,464)         (506,529)
                                            -----------       -----------       -----------

(DEFICIENCY) EQUITY, December 31, 1999      $  (347,864)      $   680,389       $   332,525
                                            ===========       ===========       ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                              1999              1998              1997
                                                                           -----------       -----------       -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net  (loss) income                                                     $  (506,529)      $ 4,793,029       $   (28,457)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Gain on sale of rental property                                           --        (7,497,969)               --
          Equity in loss (income) of limited partnerships
                and amortization of acquisition costs                           11,036         1,437,536          (625,025)
          Depreciation and amortization                                             --           156,480           156,480
          Increase in due from NAPICO                                         (239,770)               --                --
          (Increase) decrease in other assets                                   50,985           123,299             2,296
          Increase in accrued interest payable                                 140,550           432,227           452,861
          (Decrease) increase in accounts payable                             (201,555)           90,482            70,596
          (Decrease) increase in other liabilities                                  --           (38,465)            2,715
                                                                           -----------       -----------       -----------

             Net cash (used in) provided by operating activities              (745,283)         (503,381)           31,466
                                                                           -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions to limited partnerships recognized as
       as a return of capital                                                   42,413           136,465           823,764
    Decrease in restricted cash                                                     --            38,465            (2,715)
    Capital contribution to investee limited partnership                       (62,704)          (67,912)          (32,912)
    Costs related to sale of partnership interests                                  --          (240,994)
    Cash transferred in connection with sale of
       partnership interest                                                         --          (433,175)               --
    Proceeds from sale of limited partnership interests                      1,397,081                --                --
                                                                           -----------       -----------       -----------

            Net cash provided by (used in) investing activities              1,376,790          (567,151)          788,137
                                                                           -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of mortgages                                                            --           (63,189)          (57,896)
    Distributions to partners                                               (2,797,081)               --                --
                                                                           -----------       -----------       -----------

            Net cash used in financing activities                           (2,797,081)          (63,189)          (57,896)
                                                                           -----------       -----------       -----------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                       (2,165,574)       (1,133,721)          761,707

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                        5,477,969         6,611,690         5,849,983
                                                                           -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                            $ 3,312,395       $ 5,477,969       $ 6,611,690
                                                                           ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
       Cash paid during the year for interest                              $        --       $   518,335       $   507,176
                                                                           ===========       ===========       ===========

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        Substantially all of the apartment units were leased on a month-to-month basis.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        On December 30, 1998, the Partnership sold its consolidated general partnership interest, which was the owner of the rental property.

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

2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 20 limited partnerships as of December 31, 1999 and 1998, after selling its interests in 10 limited partnerships in 1998. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA
        III. REA III, in turn, holds limited partner interests in 3 limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 limited partnerships and one general partnership, which own residential low income rental projects

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

        Equity in losses of unconsolidated limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $10,863,000 and $10,446,000 as of December 31, 1999 and 1998, respectively.

        Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

        The following is a summary of the investments in unconsolidated limited partnerships and reconciliation to the limited partnership accounts:

                                                                              1999               1998
                                                                           -----------       -----------
        Investment balance, beginning of year                              $   500,744       $ 5,885,699
        Equity in loss of limited partnerships                                  (4,724)       (1,319,585)
        Investment balance in partnership interests sold                            --        (3,878,866)
        Amortization of capitalized acquisition costs and fees(6,312)         (117,951)
        Capital contributions                                                   62,704            67,912
        Distributions recognized as a return of capital                        (42,413)         (136,465)
                                                                           -----------       -----------
        Investment balance, end of year                                    $   509,999       $   500,744
                                                                           ===========       ===========

        The difference between the investment per the accompanying balance sheets at December 31, 1999 and 1998, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of limited partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Selected financial information from the combined financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                                       1999            1998
                                                                   ------------      --------
                                                                          (in thousands)
        Land and buildings, net                                    $     22,747      $ 23,969
                                                                   ============      ========

        Total assets                                               $     31,743      $ 32,650
                                                                   ============      ========

        Mortgage loans payable                                     $     33,815      $ 34,448
                                                                   ============      ========

        Total liabilities                                          $     40,897      $ 41,289
                                                                   ============      ========

        Deficiency of the Real Estate Associates Limited VI        $     (9,273)     $ (8,771)
                                                                   ============      ========

        Equity of other partners                                   $        119      $    132
                                                                   ============      ========

                            Statements of Operations

                                                         1999           1998           1997
                                                       --------       --------       --------
                                                                   (in thousands)
        Total revenue                                  $  9,928       $ 21,200       $ 20,921
                                                       ========       ========       ========

        Interest expense                               $  2,675       $  4,989       $  5,155
                                                       ========       ========       ========

        Depreciation                                   $  1,603       $  3,321       $  3,592
                                                       ========       ========       ========

        Total expenses                                 $ 10,354       $ 23,021       $ 22,866
                                                       ========       ========       ========

        Net loss                                       $   (426)      $ (1,821)      $ (1,945)
                                                       ========       ========       ========

        Net loss allocable to the Partnership          $   (426)      $ (1,799)      $ (1,933)
                                                       ========       ========       ========

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

        Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 10 of the limited partnerships included above, and another affiliate received property management fees ranging from 5 percent to 7 percent of the revenue from seven of these partnerships. Subsequent to the sale of certain partnership interests, an affiliate of NAPICO is the general partner in 6 of the limited partnerships, and another affiliate manages 4 of the limited partnership's properties. The affiliate received property management fees of $77,003, $76,325 and $164,908 in 1999, 1998 and 1997,
        respectively. The following sets forth the significant data for the partnerships in which an affiliate of NAPICO is currently the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                                                               1999          1998          1997
                                                              -------       -------       -------
                                                                        (in thousands)
        Total assets                                          $ 5,886       $ 6,102
                                                              =======       =======

        Total liabilities                                     $ 8,283       $ 8,147
                                                              =======       =======

        Deficiency of Real Estate Associates  Limited VI      $(2,306)      $(1,961)

        Deficiency of other partners                          $   (91)      $   (84)
                                                              =======       =======

        Total revenue                                         $ 1,939       $ 2,629       $ 2,629
                                                              =======       =======       =======

        Net loss                                              $  (321)      $  (307)      $  (383)
                                                              =======       =======       =======

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

        On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        As a result of the foregoing, the Partnership, in 1997, undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $97,556, $393,072 and $127,514 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in partnership general and administrative expenses. Accounts payable at December 31, 1998 includes $183,573 of such costs.

        On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships, with a total carrying value of $3,878,886, and its general partner interest in one local general partnership, with a partner deficit of $1,507,828, to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of a $1,397,081 and a net gain of $7,497,969, after being relieved of notes and interest payable of $8,712,920 and incurring selling expenses of $240,994. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, which included using proceeds from the sale of the partnership interests.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


3.      NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000, based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 to 10 percent per annum and have principal maturities ranging from December 1999 to December 2012. Notes payable and related accrued interest payable aggregating $1,268,988 became payable on December 31, 1999. Management is in process of attempting to negotiate extensions of the maturity dates on these notes payable. The partnership was relieved of notes payable in the amount of $4,030,000 in connection with the sale of the partnership interests to the Operating Partnership in 1998.

        The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

        Maturity dates of the notes payable and related accrued interest are as follows:

                                                           Accrued
        Years Ending December 31,            Notes         Interest
        -------------------------         ----------      ----------
        2000                              $  520,000      $  748,988
        2001
        2002
        2003
        2004
        Thereafter                           920,000       1,208,746
                                          ----------      ----------

                                          $1,440,000      $1,957,734
                                          ==========      ==========

4.      FEES AND EXPENSES DUE TO GENERAL PARTNER AND AFFILIATE

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


4.      FEES AND EXPENSES DUE TO GENERAL PARTNER AND AFFILIATE (CONTINUED)

        An affiliate of the minority general partner of the general partnership that was consolidated, managed the property owned by that partnership. The fee is calculated based on five percent of gross collections plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $56,000 and $54,000 in 1998 and 1997, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $41,364, $51,491 and $51,487 in 1999, 1998
        and 1997, respectively, and is included in general and administrative expenses.

5.      CONTINGENCIES

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

6.      INCOME TAXES

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

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

8.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The difference of approximately $50,000, between the estimated nine-month equity in income and the actual 1999 year end equity in loss, has been recorded in the fourth quarter.

                                                                        SCHEDULE
                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               Year Ended December 31, 1999
                                   -----------------------------------------------------------------------------------------
                                                                  Cash From
                                    Balance                        Distri-                                        Balance
                                    January          Capital      butions/Sale   Equity in                       December
Limited Partnerships                1, 1999        Contributions   Received     Income/(Loss)       Sale         31, 1999
--------------------               -----------     ------------   -----------   -------------    ------------   ------------
Boynton Terrace                    $               $              $             $                $              $
Cady Brook Apts.
Cassidy Village                       229,113                                        (23,984)                       205,129
Crockett Manor                                          35,000                       (35,000)                            --
Eastridge Apts.
Filmore I                                               17,604                       (17,604)                            --
Grant-Ko Enterprises
Hummelstown Manor
Kentucky Manor
Lonsdale Elderly
Marshall Plaza I
Marshall Plaza II
New-Bel-Mo Enterprises
Oakridge Apts.
Oakwood Manor                                            4,000        (4,000)                                             -
Park Place Apts., NJ                  271,631                        (38,413)         71,652                        304,870
Parkesedge Elderly Apts.
Paula Maria Apts. (Century Plaza)
Penneco II
Sauk-Ko Enterprises
SOL 413                                                  6,100                        (6,100)                            =-
Valley Oak Apts.
Villas de Orocovix
                                   -----------     ------------   -----------   -------------    ------------   ------------
                                   $   500,744     $     62,704   $   (42,413)  $     (11,036)   $         --   $    509,999
                                   ===========     ============   ===========   =============    ============   ============

                                                                        SCHEDULE
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                Year Ended December 31, 1998
                                   ----------------------------------------------------------------------------------------
                                                                  Cash From
                                    Balance                        Distri-                                        Balance
                                    January        Capital       butions/Sale    Equity in                       December
Limited Partnerships                1, 1998      Contributions     Received     Income/(Loss)       Sale         31, 1998
--------------------              -----------    -------------    ----------    ------------    ------------    -----------
Boynton Terrace                   $              $                $             $               $               $
Cady Brook Apts.                      389,264                         (4,775)       (384,489)                            --
Cassidy Village                       250,619                         (9,233)        (12,273)                       229,113
City Heights*
Crockett Manor                                          10,000                       (10,000)                            --
Denny Place*
Eastridge Apts.
EchoValley Apts.*                      65,987                                        121,911        (187,898)            --
Filmore I
Grant-Ko Enterprises
Hudson Gardens*                       402,727                        (19,947)         89,041        (471,821)            --
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.**
Lonsdale Elderly                    1,012,101                        (34,371)       (977,730)                            --
Mariner's Cove*
Marshall Plaza I
Marshall Plaza II
Menlo Estates*
Mulberry Towers*                    2,905,355                        (55,252)        221,312      (3,071,415)            --
New-Bel-Mo Enterprises                (25,500)                                        25,500                             --
Oakridge Apts.
Oakwood Manor                         173,705                         (5,444)       (168,261)                            --
Park Place Apts., TX*
Park Place Apts., NJ                  375,202                         (7,443)        (96,128)                       271,631
Parkesedge Elderly Apts.              234,385                                       (234,385)                            --
Paula Maria Apts. (Century Plaza)
Penneco II                            (25,000)                                        25,000                             --
Sauk-Ko Enterprises
SOL 413                               (22,000)          57,912                       (35,912)                            --
Valley Oak Apts.
Victory Square*                       148,854                                         (1,122)       (147,732)            --
Villas de Orocovix
Willow Wood*
                                  -----------    -------------    ----------    ------------    ------------    -----------
                                  $ 5,885,699    $      67,912    $ (136,465)   $ (1,437,536)   $ (3,878,866)   $   500,744
                                  ===========    =============    ==========    ============    ============    ===========



*  The property was sold to the Operating Partnership in 1998.

** The property was foreclosed.

                                                                        SCHEDULE
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               Year Ended December 31, 1997
                                   ------------------------------------------------------------------------------------------
                                                                  Cash From
                                    Balance                        Distri-                         Balance        Future
                                    January        Capital        butions/Sale   Equity in        December        Capital
Limited Partnerships                1, 1997      Contributions     Received     Income/(Loss)     31, 1997      Contributions
--------------------              -----------    -------------    ----------    ------------    ------------    -------------
Boynton Terrace                   $              $                $             $               $               $
Cady Brook Apts.                      335,451                         (4,777)         58,590         389,264
Cassidy Village                       264,704                           (957)        (13,128)        250,619
City Heights
Crockett Manor                                           7,000                        (7,000)
Denny Place                                             15,000                       (15,000)
Drexel Park III                       597,601            3,118      (600,719)
Eastridge Apts.
EchoValley Apts.                       22,392                         (9,490)         53,085          65,987
Filmore I
Grant-Ko Enterprises
Hudson Gardens                        350,946                        (19,855)         71,636         402,727
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.
Lonsdale Elderly                      883,427                        (70,635)        199,309       1,012,101
Mariner's Cove
Marshall Plaza I
Marshall Plaza II
Menlo Estates
Mulberry Towers                     2,800,336                        (55,252)        160,271       2,905,355
New-Bel-Mo Enterprises                (25,500)                                                       (25,500)        25,500
Oakridge Apts.
Oakwood Manor                         173,689                        (15,697)         15,713         173,705
Park Place Apts., TX
Park Place Apts., NJ                  305,027                        (40,825)        111,000         375,202
Parkesedge Elderly Apts.              214,016                                         20,369         234,385         18,000
Paula Maria Apts. (Century Plaza)                        5,294        (5,294)
Penneco II                            (25,000)                                                       (25,000)        25,000
Sauk-Ko Enterprises
SOL 413                               (22,000)           2,500                        (2,500)        (22,000)        22,000
Valley Oak Apts.
Victory Square                        176,433                           (263)        (27,316)        148,854
Villas de Orocovix
Willow Wood
                                  -----------    -------------    ----------    ------------    ------------    -----------
                                  $ 6,051,522    $      32,912    $ (823,764)   $    625,029    $  5,885,699    $    90,500
                                  ===========    =============    ==========    ============    ============    ===========

                                                                        SCHEDULE
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997



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

                        REAL ESTATE ASSOCIATES LIMITED VI           SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1999

                                                                            Buildings,
                                                                            Furnishings       Total
                                                                            and Equipment     Land
                                         Number  Outstanding               Amount Carried   Buildings,
                                          of       Mortgage                 at Close of     Furnishings    Accumulated  Construction
Partnership/Location                     Units       Loan          Land       Period       and Equipment   Depreciation    Period
--------------------                     -----       ----          ----       ------       -------------   ------------    ------
Boynton Terrace                            89    $ 4,805,000    $  208,001  $ 4,124,446    $ 4,332,447     $2,252,420      1983-1984
  Boyton Beach, FL
Cadybrook                                  40        994,966        89,225    1,852,607      1,941,832        682,967(A)
  Charlton, MA
Crockett Manor                             38      1,007,125        10,000    1,259,214      1,269,214        718,873(A)
  Trenton, TN
Eastridge Apts                             96        532,667       101,500    1,592,663      1,694,163      1,456,586(A)
  Bristol, VA
Filmore I                                  32      1,179,461       115,000    1,312,494      1,427,494        758,870(A)
  Phoenix, AZ
Grant-Ko Enterprises                       40      1,229,668       100,000    1,445,524      1,545,524        774,790(A)
  Platteville, WS
Hummelstown Manor                          51      1,736,464        96,839    1,752,418      1,849,257      1,695,855      1983
  Hummelstown, PA
Kentucky Manor                             48      1,391,511       100,696    1,458,525      1,559,221      1,009,198(A)
  Oak Grove, KY
Lonsdale Housing                          131      2,586,921       214,833    6,390,722      6,605,555      4,402,579(A)
  Providence, RI
New-Bel-Mo Enterprises                     34        977,761        78,078    1,157,356      1,235,434        621,626(A)
  New Glarus, Belleville,
  Monticello, WS
Oakridge Apts                              48      1,197,465        55,000    1,525,762      1,580,762      1,382,674(A)
  Biloxi, MS
Oakwood                                    34        619,519        61,538      861,340        922,878        333,825(A)
  Milan, TN
Park Place                                126      5,485,385       312,418    7,384,797      7,697,215      3,086,487      1983-1984
  Ewing, NJ
Parkesedge Elderly Apts                    45      1,464,536       160,000    1,877,294      2,037,294        828,015(A)
  Parkesedge, PA
Penneco II                                 76      1,784,157        79,627    2,800,254      2,879,881      1,654,262(A)
  Johnstown, PA
Sauk-Ko Enterprises                        30        774,958        60,000    1,175,139      1,235,139        627,285(A)
  Baraboo, WS
SOL - 413                                  12        359,555        50,000      413,527        463,527        228,723(A)
  Old San Juan, PR
Valley Oaks Senior                         50      1,771,000       121,464    1,913,903      2,035,367      1,181,395(A)
  Galt, CA
Villas de Orocovix                         41      1,408,914        59,550    1,736,359      1,795,909      1,030,323(A)
  Orocovix, PR
Cassidy Village                            98      1,013,883       156,850    2,056,616      2,213,466      1,044,985(A)
  Columbus, OH
Marshall Plaza I                           40        205,703        68,414      709,014        777,428        364,357(A)
  Loraine, OH
Marshall Plaza II                          50        290,680        78,901      922,316      1,001,217        473,198(A)
  Loraine, OH
Paula Maria I                             120        997,873       215,730    2,832,932      3,048,662      1,795,051(A)
  Hampton, VA
Additional basis of real estate
  due to REAL VI's capital                                           8,971      160,708        169,679        166,755
  contribution to limited partnership
  not recorded by investee limited
  partnership
                                        -----    -----------    ----------  -----------    -----------    -----------
                                        1,369    $33,815,172    $2,602,635  $48,715,930    $51,318,565    $28,571,099


(A) This project was completed when REAL VI entered the Partnership.

                                                                    SCHEDULE III


                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1999


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

            3.    Investments in property and equipment - limited partnerships:

                                                     Buildings,
                                                    Furnishings,
                                                        And
                                     Land             Equipment             Total
                                -------------       -------------       -------------
Balance, January 1, 1997        $   4,581,266       $ 101,136,992       $ 105,718,258

Net deletions, 1997                   (77,442)         (2,397,906)         (2,475,348)
                                -------------       -------------       -------------

Balance, December 31, 1997          4,503,824          98,739,086         103,242,910

Net additions, 1998                    21,014           1,411,930           1,432,944

Sale of Properties                 (1,922,203)        (51,791,590)        (53,713,793)
                                -------------       -------------       -------------

Balance, December 31, 1998          2,602,635          48,359,426          50,962,061

Net additions, 1999                        --             356,504             356,504
                                -------------       -------------       -------------

Balance, December 31, 1999      $   2,602,635       $  48,715,930       $  51,318,565
                                =============       =============       =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1999


                                                          Buildings,
                                                         Furnishings
                                                            And
                                                          Equipment
                                                        ------------
Balance at January 1, 1997                              $ 51,588,132

Net additions for 1997                                     1,718,961
                                                        ------------

Balance at December 31, 1997                              53,307,093

Net additions for 1998                                     4,166,622

Sale of Properties                                       (30,480,760)
                                                        ------------

Balance at December 31, 1998                              26,992,955

Net additions for 1999                                     1,578,144
                                                        ------------

Balance at December 31, 1999                            $ 28,571,099
                                                        ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY CONSOLIDATED LOCAL PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1999



       Investments in property and equipment - general partnerships (continued):


                                                           Buildings
                                                          Furnishings,
                                                              And
                                            Land            Equipment           Total
                                         -----------       -----------       -----------
Balance, January 1, 1997                 $ 1,557,180       $ 4,108,239       $ 5,665,419

Activity during 1997                              --                --                --
                                         -----------       -----------       -----------

Balance, December 31, 1997                 1,557,180         4,108,239         5,665,419

Sales of Property in 1998                 (1,557,180)       (4,108,239)       (5,665,419)
                                         -----------       -----------       -----------

Balance, December 31, 1998 and 1999      $        --       $        --       $        --
                                         ===========       ===========       ===========

                                                                    SCHEDULE III
                                                                     (Continued)


                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY CONSOLIDATED LOCAL PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 1999


                                                                Buildings,
                                                               Furnishings,
                                                                   And
                                                                Equipment
                                                               -----------
Accumulated Depreciation:

Balance at January 1, 1997                                     $ 2,506,949

Net additions for 1997                                             142,421
                                                               -----------

Balance at December 31, 1997                                     2,649,370

Net additions for 1998                                             142,421

Sale of Property in 1998                                        (2,791,791)
                                                               -----------

Balance at December 31, 1998 and 1999                          $        --
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

CHARLES H. BOXENBAUM, 70, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 48, President and a director of NAPICO.

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

ALAN I. CASDEN, 54, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi- Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California

Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

PAUL PATIERNO, 43, Chief Financial Officer.

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

PATRICIA W. TOY, 70, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 39, Executive Vice President, General Counsel and Assistant Secretary.

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

An affiliate of the Corporate General Partner is responsible for the on-site property management for certain properties owned by the limited partnerships in which the Partnership has invested.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. ("NAPICO"). The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. Management fees were $253,373 for the year ended December 31, 1999 and $502,224 and $501,660 for each of the two years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $41,364, $51,491 and $51,487 in 1999, 1998 and 1997, respectively, and is included in operating expenses.

An affiliate of the minority general partner of a general partnership that was consolidated, managed the property owned by that partnership. The fee was calculated based on five percent of gross collections plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $56,000 and $54,000 in 1998 and 1997, respectively.

An affiliate of NAPICO was the general partner in 10 of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 to 7 percent of revenue from seven of these partnerships. Subsequent to the sale of certain partnership interests, NAPICO is the general partner in 6 of the limited partnerships, and another affiliate manages 4 of the limited partnership's properties. The affiliate received property management fees of $77,003, $76,325 and $164,908 in 1999, 1998 and 1997, respectively.

On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships with a total carrying value of $3,878,886 and its general partner interest in one local general partnership with a partner deficit of $1,507,828 to the Operating Partnership. The sale resulted in net proceeds to the Partnership of a $1,397,081 and a net gain of $7,497,969 after being relieved of notes and interest payable of $8,712,920 and incurring selling expenses of $240,994. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, which included using proceeds from the sale of the partnership interests.

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 1999 and 1998.

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Partners' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Consolidated Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VI REAL ESTATE III AND THE LIMITED
PARTNERSHIPS:

Schedule - Investments in Limited Partnerships, December 31, 1999, 1998 and
1997.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1999, 1998 and 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1999.

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


REAL ESTATE ASSOCIATES LIMITED VI

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          General Partner


/s/ CHARLES H. BOXENBAUM
------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer



/s/ BRUCE E. NELSON
------------------------------------
Bruce E. Nelson
Director and President



/s/ ALAN I. CASDEN
------------------------------------
Alan I. Casden
Director



/s/ PAUL PATIERNO
------------------------------------
Paul Patierno
Chief Financial Officer