Form 10-Q
period 2000-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2000-05-22
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2000

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000



PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                      Consolidated Balance Sheets,
                              March 31, 2000 and December 31, 1999 .............................................1

                      Consolidated Statements of Operations,
                              Three Months Ended, March 31, 2000 and 1999.......................................2

                      Consolidated Statement of Partners' Deficiency
                              Three Months Ended March 31, 2000 ................................................3

                      Consolidated Statements of Cash Flows
                              Three Months Ended March 31, 2000 and 1999 .......................................4

                      Notes to Consolidated Financial Statements ...............................................5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operation ......................................................11


PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.............................................................................13

        Item 6.  Exhibits and Reports on Form 8-K .............................................................13

        Signatures ............................................................................................14

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                          2000              1999
                                                                       (Unaudited)        (Audited)
                                                                       -----------       -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                           $   544,009       $   509,999

CASH AND CASH EQUIVALENTS (Note 1)                                       3,182,685         3,312,395

DUE FROM NAPICO (Note 4)                                                   260,178           239,770
                                                                       -----------       -----------

          TOTAL ASSETS                                                 $ 3,986,872       $ 4,062,164
                                                                       ===========       ===========


                                 LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
    Notes payable and amounts due for partnership
        interests (Notes 3 and 6)                                      $ 1,765,000       $ 1,765,000
    Accrued interest payable (Notes 3 and 6)                             1,976,800         1,957,734
    Accounts payable                                                         5,777             6,905
                                                                       -----------       -----------

                                                                         3,747,577         3,729,639
                                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                      (348,796)         (347,864)
    Limited partners                                                       588,091           680,389
                                                                       -----------       -----------

                                                                           239,295           332,525
                                                                       -----------       -----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY
                (DEFICIENCY)                                           $ 3,986,872       $ 4,062,164
                                                                       ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)

                                                             2000            1999
                                                           ---------       ---------
INTEREST AND OTHER INCOME                                  $  38,285       $  20,972
                                                           ---------       ---------
OPERATING EXPENSES:
           Management fees - general partner (Note 4)         51,608         110,982
           General and administrative                         57,707         134,205
           Interest (Note 2)                                  34,200          34,200
                                                           ---------       ---------
                                                             143,515         279,387
                                                           ---------       ---------

LOSS FROM PARTNERSHIP OPERATIONS                            (105,230)       (258,415)
                                                           ---------       ---------

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                                    12,000          13,000

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                           --            25,909
                                                           ---------       ---------

NET LOSS                                                   $ (93,230)      $(219,506)
                                                           =========       =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                     $      (6)      $     (13)
                                                           =========       =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)


                                                         General         Limite
                                                         Partners        Partners         Total
                                                       ------------     ----------      ---------

PARTNERSHIP INTERESTS                                                      16,810
                                                                        =========

EQUITY (DEFICIENCY),
      January 1, 2000                                   $(347,864)      $ 680,389       $ 332,525

      Net loss for the three months
      ended March 31, 2000                                   (932)        (92,298)        (93,230)
                                                        ---------       ---------       ---------

EQUITY (DEFICIENCY),

      March 31, 2000                                    $(348,796)      $ 588,091       $ 239,295
                                                        =========       =========       =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)

                                                                          2000              1999
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net  loss                                                        $   (93,230)      $  (219,506)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
            Equity in income of limited partnerships
                  and amortization of acquisition costs                    (12,000)          (13,000)
            Increase in other assets                                          --              (6,100)
            Increase in accrued interest payable                            19,066            34,200
            Increase in due from NAPICO                                    (20,408)             --
            Decrease in accounts payable                                    (1,128)         (197,354)
                                                                       -----------       -----------

               Net cash used in operating activities                      (107,700)         (401,760)
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital contributions                                                (22,010)
      Sales proceeds                                                          --           1,397,081
                                                                       -----------       -----------

               Net cash (used in) provided by invested activities          (22,010)        1,397,081
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Distribution to partners                                                --          (2,797,081)
                                                                       -----------       -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (129,710)       (1,801,760)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           3,312,395         5,477,969
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 3,182,685       $ 3,676,209
                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid during the period for interest                         $    15,134       $      --
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

                                 MARCH 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1999 prepared by Real Estate Associates Limited VI and Subsidiaries (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2000 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2000


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     As of March 31, 2000, the Partnership holds limited partnership interests in 20 limited partnerships. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partner interests in 3 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 partnerships which owned as March 31, 2000, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

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

     The following is a summary of the investment in unconsolidated limited partnerships for the three months ended March 31, 2000:

     Balance, beginning of period                         $ 509,999
     Capital contributions                                   22,010
     Equity in income of limited partnerships                13,000
     Amortization of acquisition costs                       (1,000)
                                                          ---------

     Balance, end of period                               $ 544,009
                                                          =========

     The following are unaudited combined estimated statements of operations for the three months ended March 31, 2000 and 1999 of the unconsolidated limited partnerships in which the Partnership has investments:


                                              Three months      Three months
                                                  ended            ended
                                              March 31, 2000    March 31, 1999
                                              --------------    --------------
     Revenues:
       Rental and other                          $2,482,000        $2,478,000


     Expenses:
       Depreciation                                 401,000           492,000
       Interest                                     669,000           686,000
       Operating expenses                         1,519,000         1,448,000
                                                -----------        ----------

     Total expenses                               2,589,000         2,626,000
                                                -----------        ----------

          Net loss                               $ (107,000)      $  (148,000)
                                                 ==========       ===========

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


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

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 10 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,397,081, which was collected in 1999. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000




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

NOTE 4 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $52,000 and $111,000 for the three months ended March 31, 2000 and 1999, respectively.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,400 and $10,300 for the three months ended March 31, 2000 and 1999, respectively, and is included in general and administrative expenses.

NOTE 5 - CONTINGENCIES

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 5 - CONTINGENCIES (CONTINUED)

     sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

     The corporate general partner of the Partnership is involved in various lawsuits and have also been named defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                 MARCH 31, 2000


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in March 31, 2000, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


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

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 10 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,397,081, which was collected in 1999. In March 2000, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The Partnership's general partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended
          March 31, 2000.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000




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


                                REAL ESTATE ASSOCIATES LIMITED VI AND
                                SUBSIDIARIES (a California limited partnership)


                                By:     National Partnership Investments
                                        Corp., General Partner



                                        ---------------------------------------
                                        Bruce Nelson
                                        President


                                Date:
                                     ------------------------------------------



                                        ---------------------------------------
                                        Paul Patierno
                                        Chief Financial Officer



                                 Date:
                                       ----------------------------------------