Form 10-Q/A
period 2000-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2000-05-22
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A



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



                                REAL ESTATE ASSOCIATES LIMITED VI AND
                                SUBSIDIARIES (a California limited partnership)


                                By:     National Partnership Investments
                                        Corp., General Partner


                                        /s/ BRUCE NELSON
                                        ---------------------------------------
                                        Bruce Nelson
                                        President


                                Date: May 22, 2000
                                     ------------------------------------------


                                        /s/ PAUL PATIERNO
                                        ---------------------------------------
                                        Paul Patierno
                                        Chief Financial Officer



                                 Date: May 22, 2000
                                       ----------------------------------------