Form 10-Q
period 2000-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2000-08-21
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2000

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

             Consolidated Balance Sheets,
                   June 30, 2000 and December 31, 1999 ................................1

             Consolidated Statements of Operations,
                   Six and Three Months Ended, June 30, 2000 and 1999..................2

             Consolidated Statement of Partners' Equity (Deficiency)
                   Six Months Ended June 30, 2000 .....................................3

             Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2000 and 1999 ............................4

             Notes to Consolidated Financial Statements................................5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation.....................................14


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.......................................................16

      Item 6.  Exhibits and Reports on Form 8-K .......................................16

      Signatures ......................................................................17

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                        2000
                                                                      (Unaudited)         1999
                                                                     ------------      -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                         $   610,909       $   509,999

CASH AND CASH EQUIVALENTS (Note 1)                                     3,334,932         3,312,395

DUE FROM NAPICO (Note 4)                                                       -           239,770
                                                                     -----------       -----------
          TOTAL ASSETS                                               $ 3,945,841       $ 4,062,164
                                                                     ===========       ===========


                               LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
    Notes payable and amounts due for partnership
        interests (Notes 3 and 6)                                    $ 1,765,000       $ 1,765,000
    Accrued interest payable (Notes 3 and 6)                           2,011,000         1,957,734
    Accounts payable                                                      19,502             6,905
                                                                     -----------       -----------
                                                                       3,795,502         3,729,639
                                                                     -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                    (349,686)         (347,864)
    Limited partners                                                     500,025           680,389
                                                                     -----------       -----------
                                                                         150,339           332,525
                                                                     -----------       -----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY                    $ 3,945,841       $ 4,062,164
                                                                     ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)


                                                      Six months     Three months     Six months      Three months
                                                         ended           ended            ended           ended
                                                     June 30, 2000   June 30, 2000    June 30, 1999   June 30, 1999
                                                     --------------  --------------   -------------   -------------

REVENUE:
    Interest income                                       81,622          43,337          58,378          37,406
                                                       ---------       ---------       ---------       ---------

    Operating expenses:
       Management fees - general partner (Note 4)        102,950          51,342         221,964         110,982
       General and administrative (Notes 2 and 4)        131,236          73,530         220,358          86,153
       Interest                                           68,400          34,200          68,400          34,200
                                                       ---------       ---------       ---------       ---------
                                                         302,586         159,072         510,722         231,335
                                                       ---------       ---------       ---------       ---------

LOSS FROM OPERATIONS                                    (220,964)       (115,735)       (452,344)       (193,929)
                                                       ---------       ---------       ---------       ---------

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                                24,000          12,000          26,000          13,000

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     14,778          14,778          45,613          58,117
                                                       ---------       ---------       ---------       ---------

NET LOSS                                               $(182,186)      $ (88,957)      $(380,731)      $(122,812)
                                                       =========       =========       =========       =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                 $     (11)      $      (5)      $     (23)      $      (7)
                                                       =========       =========       =========       =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)



                                        General        Limited
                                       Partners        Partners         Total
                                      ----------      ----------      ----------

PARTNERSHIP INTERESTS                                    16,810
                                                      =========

DEFICIENCY,
     January 1, 2000                  $(347,864)      $ 680,389       $ 332,525

     Net loss for the six months
     ended June 30, 2000                 (1,822)       (180,364)       (182,186)
                                      ---------       ---------       ---------
DEFICIENCY,
     June 30, 2000                    $(349,686)      $ 500,025       $ 150,339
                                      =========       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                                            2000             1999
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $  (182,186)      $  (380,731)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
            Equity in income of limited partnerships
                  and amortization of acquisition costs                     (24,000)          (26,000)
            Decrease in due from NAPICO                                     239,770                 -
            Increase in other assets                                              -            (6,100)
            Increase in accrued interest payable                             53,266            68,400
            Increase (decrease) in accounts payable                          12,597          (205,496)
                                                                        -----------       -----------

               Net cash provided by (used in) operating activities           99,447          (549,927)
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions to limited partnerships recognized as
         as a return of capital                                                   -            38,414
      Advances to limited partnerships                                      (76,910)                -
      Sales proceeds                                                              -         1,397,081
                                                                        -----------       -----------

               Net cash (used in) provided by investing activities          (76,910)        1,435,495
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                                   -        (2,797,081)
                                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         22,537        (1,911,513)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            3,312,395         5,477,969
                                                                        -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 3,334,932       $ 3,566,456
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for interest                          $    15,134       $   198,450
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

                                  JUNE 30, 2000


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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2000 and the results of operations and changes in cash flows for the six and three months then ended.

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

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 20 limited partnerships as of June 30, 2000, after selling its interests in 10 limited partnerships. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partner interests in 3 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 partnerships which owned as of June 30, 2000, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

       The following is a summary of the investment in unconsolidated limited partnerships for the six months ended June 30, 2000:

       Balance, beginning of period                         $509,999
       Equity in income of limited partnerships               26,000
       Advances to limited partnerships                       76,910
       Amortization of acquisition costs                      (2,000)
                                                            --------
       Balance, end of period                               $610,909
                                                            ========

       The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2000 and 1999 of the unconsolidated limited partnerships in which the Partnership has investments:

                                            Six months      Three months     Six months     Three months
                                               ended            ended           ended          ended
                                           June 30, 2000    June 30, 2000   June 30, 1999   June 30, 1999
                                           -------------    -------------   -------------   -------------
       Revenues:
           Rental and other                 $ 4,964,000      $ 2,482,000     $ 4,956,000     $ 2,478,000
                                            -----------      -----------     -----------     -----------

       Expenses:
           Depreciation                         802,000          401,000         984,000         492,000
           Interest                           1,338,000          669,000       1,372,000         686,000
           Operating expenses                 3,038,000        1,519,000       2,896,000       1,448,000
                                            -----------      -----------     -----------     -----------
              Total expenses                  5,178,000        2,589,000       5,252,000       2,626,000
                                            -----------      -----------     -----------     -----------
                       Net loss             $  (214,000)     $  (107,000)    $  (296,000)    $  (148,000)
                                            ===========      ===========     ===========     ===========


       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

       On December 30, 1998, after obtaining the consent of the limited partners, the Partnership sold its limited partnership interests in 10 local limited partnerships and its general partner interest in one local general partnership to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,397,081 which was collected in 1999. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

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

       Note and related accrued interest payable, aggregating $1,293,688 became payable in 1999.

       Management is in the process of attempting to negotiate an extension of the maturity date on the past due note payable.

NOTE 4 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 4 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

       fee was approximately $131,000 and $220,000 for the six months ended June 30, 2000 and 1999, respectively.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,600 and $25,700 for the six months ended June 30, 2000 and 1999, respectively, and is included in general and administrative expenses.

NOTE 5 - CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

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

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in June 30, 2000, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                                  JUNE 30, 2000


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       RESULTS OF OPERATIONS (CONTINUED)

       Except for certificates of deposit and money market funds, the Partnership's investments are entirely from interests in other limited and general partnerships owning government assisted projects. Available cash is invested in these funds earning interest income as reflected in the statement of operations. These funds can be converted to cash to meet obligations as they arise.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


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

       On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships and its general partner interest in one local general partnership to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,397,081 which was collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

       Note and related accrued interest payable, aggregating $1,293,688 became payable in 1999.

       Management is in the process of attempting to negotiate an extension of the maturity date on the past due note payable.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

       The Partnership's general partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of item 7 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2000.

                        REAL ESTATE ASSOCIATES LIMITED VI
                             (A LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


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


                                 REAL ESTATE ASSOCIATES LIMITED VI AND
                                 SUBSIDIARIES (a California limited partnership)


                                 By:   National Partnership Investments
                                       Corp., General Partner


                                        /s/ BRUCE NELSON
                                       ----------------------------------------
                                       Bruce Nelson
                                       President


                                 Date:      August 21, 2000
                                       ----------------------------------------



                                        /s/ PAUL PATIERNO
                                       ----------------------------------------
                                       Paul Patierno
                                       Chief Financial Officer



                                 Date:      August 21, 2000
                                       ----------------------------------------