Form 10-Q
period 2000-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2000-11-14
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2000

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

                  Consolidated Balance Sheets,
                        September 30, 2000 and December 31, 1999 ..............................       1

                  Consolidated Statements of Operations,
                        Nine and Three Months Ended, September 30, 2000 and 1999 ..............       2

                  Consolidated Statement of Partners' Equity (Deficiency)
                        Nine Months Ended September 30, 2000 ..................................       3

                  Consolidated Statements of Cash Flows
                        Nine Months Ended September 30, 2000 and 1999 .........................       4

                  Notes to Consolidated Financial Statements ..................................       5

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation ..........................................      13


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings ..............................................................      16

      Item 6.  Exhibits and Reports on Form 8-K ...............................................      16

      Signatures ..............................................................................      17

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                               2000
                                                                            (Unaudited)           1999
                                                                          ---------------   ---------------
       INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                       $       651,730   $       509,999

       CASH AND CASH EQUIVALENTS (Note 1)                                       3,270,908         3,312,395

       DUE FROM NAPICO                                                                 --           239,770
                                                                          ---------------   ---------------

                 TOTAL ASSETS                                             $     3,922,638   $     4,062,164
                                                                          ===============   ===============


                                      LIABILITIES AND PARTNERS' EQUITY

       LIABILITIES:
           Notes payable and amounts due for partnership
               interests (Notes 3 and 6)                                  $     1,765,000   $     1,765,000
           Accrued interest payable (Notes 3 and 6)                             2,045,200         1,957,734
           Accounts payable                                                        12,937             6,905
                                                                          ---------------   ---------------

                                                                                3,823,137         3,729,639
                                                                          ---------------   ---------------

       COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

       PARTNERS' EQUITY (DEFICIENCY):
           General partners                                                      (350,194)         (347,864)
           Limited partners                                                       449,695           680,389
                                                                          ---------------   ---------------

                                                                                   99,501           332,525
                                                                          ---------------   ---------------

                  TOTAL LIABILITIES AND PARTNERS' DEFICIENCY              $     3,922,638   $     4,062,164
                                                                          ===============   ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                     Nine months     Three months     Nine months     Three months
                                                        ended           ended            ended           ended
                                                     Sept 30, 2000   Sept 30, 2000    Sept 30, 1999   Sept 30, 1999
                                                    --------------  --------------   -------------   -------------
PARTNERSHIP OPERATIONS:
    Interest income                                      135,342          53,720          97,398          39,019
                                                       ---------       ---------       ---------       ---------

    Expenses:
       Management fees - general partner (Note 4)        154,825          51,875         332,946         110,982
       General and administrative (Notes 2 and 4)        161,718          30,482         268,028          47,670
       Interest                                          102,600          34,200         102,600          34,200
                                                       ---------       ---------       ---------       ---------
                                                         419,143         116,557         703,574         192,852
                                                       ---------       ---------       ---------       ---------

LOSS FROM PARTNERSHIP OPERATIONS                        (283,801)        (62,837)       (606,176)       (153,833)
                                                       ---------       ---------       ---------       ---------

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                                36,000          12,000          39,000          13,000

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     14,777              --          51,057           5,444
                                                       ---------       ---------       ---------       ---------

NET LOSS                                               $(233,024)      $ (50,837)      $(516,119)      $(135,389)
                                                       =========       =========       =========       =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                 $     (14)      $      (3)      $     (31)      $      (8)
                                                       =========       =========       =========       =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)



                                         General        Limited
                                        Partners        Partners         Total
                                       ---------       ---------       ---------
PARTNERSHIP INTERESTS                                     16,810
                                                       =========


DEFICIENCY,
     January 1, 2000                   $(347,864)      $ 680,389       $ 332,525

     Net loss for the nine months
     ended September 30, 2000             (2,330)       (230,694)       (233,024)
                                       ---------       ---------       ---------

DEFICIENCY,
     September 30, 2000                $(350,194)      $ 449,695       $  99,501
                                       =========       =========       =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                            2000              1999
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $  (233,024)      $  (516,119)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
            Equity in income of limited partnerships
                  and amortization of acquisition costs                     (36,000)          (39,000)
            Depreciation and amortization                                        --                --
            Decrease (increase) in other assets                             239,770           (20,100)
            Increase in accrued interest payable                             87,466           102,600
            Increase (decrease) in accounts payable                           6,032          (206,922)
                                                                        -----------       -----------

               Net cash provided by (used in) operating activities           64,244          (679,541)
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital contribution                                                 (120,411)               --
      Distributions from limited partnerships recognized
         as a return of capital                                              14,680            38,414
      Sales proceeds                                                             --         1,397,081
                                                                        -----------       -----------

               Net cash (used in) provided by investing activities         (105,731)        1,435,495
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                                  --        (2,797,081)
                                                                        -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (41,487)       (2,041,127)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            3,312,395         5,477,969
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 3,270,908       $ 3,436,842
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for interest                          $    15,134       $        --
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

                               SEPTEMBER 30, 2000


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2000 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

        BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with accounting principles generally in the United States of America.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 20 limited partnerships as of September 30, 2000, after selling its interests in 10 limited partnerships. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partner interests in 3 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 partnerships which owned as of September 30, 2000, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

         The following is a summary of the investment in unconsolidated limited partnerships for the nine months ended September 30, 2000:

         Balance, beginning of period                                            $ 509,999
         Capital contribution                                                      120,411
         Equity in income of limited partnerships                                   39,000
         Distribution recognized as a return of capital                            (14,680)
         Amortization of acquisition costs                                          (3,000)
                                                                                 ---------

                                                                                 $ 651,730
         Balance, end of period                                                  =========

         The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2000 and 1999 of the unconsolidated limited partnerships in which the Partnership has investments:

                                      Nine months       Three months      Nine months       Three months
                                         ended              ended            ended             ended
                                    Sept. 30, 2000     Sept. 30, 2000    Sept. 30, 1999    Sept. 30, 1999
                                    --------------     --------------    --------------    --------------
         REVENUES:
              Rental and other        $ 7,446,000       $ 2,482,000       $ 7,434,000       $ 2,478,000
                                      -----------       -----------       -----------       -----------

         EXPENSES:
              Depreciation              1,202,000           401,000         1,476,000           492,000
              Interest                  2,006,000           669,000         2,058,000           686,000
              Operating expenses        4,558,000         1,519,000         4,344,000         1,448,000
                                      -----------       -----------       -----------       -----------

              Total expenses            7,766,000         2,589,000         7,878,000         2,626,000
                                      -----------       -----------       -----------       -----------

                      Net loss        $  (320,000)      $  (107,000)      $  (444,000)      $  (148,000)
                                      ===========       ===========       ===========       ===========

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                               SEPTEMBER 30, 2000


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

        A note and the related accrued interest payable, aggregating $1,306,038 became payable in 1999.

        Management is in the process of attempting to negotiate an extension of the maturity date on the past due note payable.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 4 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $155,000 and $333,000 for the nine months ended September 30, 2000 and 1999, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $16,000 and $31,000 for the nine months ended September 30, 2000 and 1999, respectively, and is included in general and administrative expenses.

NOTE 5 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliate partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 5 - CONTINGENCIES (CONTINUED)

        The corporate general partner of the Partnership is involved in various lawsuits and have also been named defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the property and investee limited partnerships are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        projects. Available cash is invested in these funds earning interest income as reflected in the statement of operations. These funds can be converted to cash to meet obligations as they arise.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                               SEPTEMBER 30, 2000


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

        A note and the related accrued interest payable, aggregating $1,306,038 became payable in 1999.

        Management is in the process of attempting to negotiate an extension of the maturity date on the past due note payable.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2000.

                        REAL ESTATE ASSOCIATES LIMITED VI
                             (A LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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


                      REAL ESTATE ASSOCIATES LIMITED VI AND
                      SUBSIDIARIES (a California limited partnership)


                      By: National Partnership Investments Corp.,
                          its General Partner



                                       By:  /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President



                                       Date:    November 14, 2000
                                            ------------------------------------



                                       By:  /s/ BRIAN H. SHUMAN
                                          --------------------------------------
                                          Brian H. Shuman
                                          Chief Financial Officer



                                       Date:    November 14, 2000
                                            ------------------------------------