Form 10-K405
period 2000-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2001-04-02
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2000

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

During 2000, projects in which REAL VI had invested were substantially rented. The following is a schedule of the status, as of December 31, 2000, of the projects owned by local partnerships in which REAL VI, either directly or indirectly through REA III, has invested.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                                DECEMBER 31, 2000

                                               Units Authorized
                                                  For Rental                            Percentage of
                                                    No. of         Assistance Under    Units Total Units
Name and Location                Units             Section 8           Occupied            Occupied
-----------------                -----         ----------------    ----------------    -----------------
Local Partnerships

Boynton Terrace                  89                  89                     86              97%
Boynton Beach, FL

Cady Brook Apts.                 40                None                     39              97%
Charlton, MA

Cassidy Village                  98                  50                     94              96%
Columbus, Ohio

Century Plaza                   120                 120                    118              98%
Hampton, VA

Crockett Manor                   38                  38                     35              92%
Trenton, TN

Eastridge Apts.                  96                  65                     83              86%
Briston, VA

Filmore I                        32                  32                     31              97%
Phoenix, AZ

Grant-Ko Enterprises             40                None                     38              95%
Platteville, WI

Hummelstown Manor                51                  50                     51             100%
Hummelstown, PA

Kentucky Manor                   48                None                     43              90%
Oak Grove, KY

Lonsdale Housing                131                 131                    126              96%
Providence, RI

Marshall Plaza I                 40                  40                     39              97%
Lorain, Ohio

                   SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
                            AND GENERAL PARTNERSHIPS
                       IN WHICH REAL VI HAS AN INVESTMENT
                                DECEMBER 31, 2000
                                    CONTINUED

                                                     Units Authorized
                                                        For Rental                            Percentage of
                                      No. of         Assistance Under           Units         Total Units
Name and Location                      Units             Section 8             Occupied         Occupied
-----------------                     ------         ----------------          --------       -------------
Marshall Plaza II                       50                  48                   50               100%
Lorain, Ohio

New-Bel-Mo                              34                None                   23                68%
New Glarus, Bellemont,
Monticello, WI

Oakridge Apts. II                       48                None                   48               100%
Biloxi, MS

Oakwood Manor                           34                  34                   33                97%
Milan, TN

Park Place                             126                 125                  123                98%
Ewing, NJ

Parkesedge Elderly Apts.                45                  45                   45               100%
Parkesedge, PA

Penneco II                              76                  76                   73                96%
Johnstown, PA

Sauk-Ko Enterprises                     30                None                   24                80%
Baraboo, WI

Sol 413                                 12                  12                   12               100%
Old San Juan, PR

Valley Oaks Senior                      50                None                   49                98%
Gault, CA

Villas de Orocovix                      41                  41                   41               100%
Orocovix, PR
                                     -----               -----                -----

TOTALS                               1,369                 996                1,304                95%
                                     =====               =====                =====

ITEM 2. PROPERTIES

The local limited partnerships in which REAL VI holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 2000, the Partnership's General Partner was a plaintiff or defendant in several other lawsuits. None of these lawsuits were related to the Partnership.


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


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E. F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2000, there were 3,269 registered holders of units in REAL VI. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $2,769,110 to the limited partners and $27,971 to the general partners, which included using proceeds from the sale of the partnership interests. No other distributions have not been made from the inception of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA

                                                                Year Ended December 31,
                                ----------------------------------------------------------------------------------------
                                    2000               1999               1998               1997               1996
                                ------------       ------------       ------------       ------------       ------------
Income (Loss) from Rental
   Operations                   $         --       $         --       $     45,723       $    (20,071)      $   (175,242)

Loss from Partnership
   Operations                       (372,990)          (576,526)        (1,436,418)        (1,132,951)        (1,129,499)

Gain on Sale of Limited
   Partnership Interests
   and Rental Property                    --                 --          7,497,969                 --          1,902,022

Equity in (Loss) Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                (111,586)           (11,036)        (1,437,536)           625,025            603,934

Distribution from
   Limited Partnerships
   Recognized as Income               44,273             81,033            123,291            499,540            597,425
                                ------------       ------------       ------------       ------------       ------------

Net Income (Loss)               $   (440,303)      $   (506,529)      $  4,793,029       $    (28,457)      $  1,798,640
                                ============       ============       ============       ============       ============

Net Income (Loss) per
   Limited Partnership
   Interest                     $        (26)      $        (30)      $        282       $         (2)      $        106
                                ============       ============       ============       ============       ============




Total Assets                    $  3,738,452       $  4,062,164       $  7,426,779       $ 15,726,187       $ 15,286,368
                                ============       ============       ============       ============       ============

Investments in
   Limited
   Partnerships                 $    541,072       $    509,999       $    500,744       $  5,885,699       $  6,051,522
                                ============       ============       ============       ============       ============

Rental Property                 $         --       $         --       $         --       $  3,016,049       $  3,158,470
                                ============       ============       ============       ============       ============

Mortgage
   Notes Payable                $         --       $         --       $         --       $  4,828,404       $  4,886,300
                                ============       ============       ============       ============       ============

Notes Payable and
   Amounts Due for
   Partnership
   Interests                    $  1,765,000       $  1,765,000       $  1,765,000       $  5,795,000       $  5,795,000
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

The Partnership also owned and operated an apartment building which was sold in 1998 to the Operating Partnership. The units were leased primarily on a month-to-month basis. These building's primary source of funds was the rental payments from tenants. Expenditures primarily included normal operating expenses and debt service.

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

At December 31, 2000, the Partnership has investments in 23 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 90% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the local limited partnerships that were allocated to the Partnership were $440,000, $426,000 and $1,799,000 for the years ended December 31, 2000, 1999 and 1998, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in (loss) income of limited partnerships of $(111,585), $(11,036) and $638,469 for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in equity in income in 2000 and 1999 is a result of the sale of certain partnership interests in 1998. In addition, the loss recorded by the Partnership in 1998 includes impairment losses of approximately $2,076,000 recognized to the carrying values of the investments in certain local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $11,357,000 and $10,863,000 as of December 31, 2000 and 1999, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $44,273, $81,033 and $123,291 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. Distributions decreased in 2000 and 1999 as a result of the sale of certain partnership interests in 1998.

As of December 31, 2000, 1999 and 1998, the Partnership has cash and cash equivalents of $3,197,380, $3,312,395 and $5,477,969, respectively. These amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning $185,690, $138,560 and $291,598 in interest income for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of interest income varies with market rates available and with the amount of funds available for investment. Interest income decreased in 2000 and 1999, primarily as a result of the $2,797,081 in cash that was distributed in March 1999. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1999 as a result of the sale of partnership interests, management fees decreased from $502,224 for the year ended December 31, 1998, to $206,433 for the years ended December 31, 2000 and 1999.

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

As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $97,556 and $393,072 for the years ended December 31, 1999 and 1998, respectively, and are included in partnership general and administrative expenses.

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

General and administrative expenses were $215,447, $368,103 and $692,092 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $20,424, $41,364 and $51,491 for the years ended December 31, 2000, 1999 and 1998, respectively. Also included in partnership general and administrative expenses for 1999 and 1998 is $97,556 and $393,072, respectively, related to the aforementioned third-party review of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $183,573 of such costs.

At December 31, 2000, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The Partnership was relieved of notes payable in the amount of $4,030,000 in connection with the sale of the partnership interests to the Operating Partnership. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Because the Partnership was relieved of certain notes at the end of 1998 in connection with the sale of the limited partnership interests, interest expense has decreased from $533,700 for 1998 to $136,800 and $140,550 for 2000 and 1999, respectively.

Revenues and expenses of the local limited partnerships decreased during the years ended December 31, 2000 and 1999, as compared to 1998, as a result of the sale of 10 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $21,200,000 for the year ended December 31, 1998, to $9,895,000 and $9,928,000 for the years ended December 31, 2000 and 1999, respectively.

Total expenses for the local partnerships decreased from $23,021,000 for the year ended December 31, 1998, to $10,336,000 and $10,354,000 for the years ended December 31, 2000 and 1999, respectively.

The total net loss for the local partnerships for 2000, 1999 and 1998 aggregated $441,000, $426,000 and $1,821,000, respectively. The losses allocable to the Partnership were $440,000, $426,000 and $1,799,000 for 2000, 1999 and 1998,
respectively.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the Partnership is subject to market risk resulting from fluctuations in the general level of U.S. interest rates as the Partnership' debt of $1,440,000 is based on a weighted average fixed rate of 9.8% per annum. As a result, the Partnership will be obligated to pay contractually agreed upon rates of interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incur substantial prepayment penalties.

The following table provides information about the Partnership's interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of December 31, 2000 and 1999 (in thousands):

                                                                                                   Fair Market
                                             2001  2002   2003    2004   2005  Thereafter     Total          Value
                                             ----  ----   ----    ----   ----  ----------   ----------    -----------
Interest Rate Sensitive Liabilities:

    Fixed Rate Debt......                $520,000                               $920,000    $1,440,000    $1,440,000
         Weighted Average
      Interest Rate......                     9.5%                                   9.9%          9.8%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VI
(A California limited partnership)

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VI (a California limited partnership) as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index in Item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 11 percent and 9 percent of total assets as of December 31, 2000 and 1999, respectively, and the equity in income of these limited partnerships represents 5 percent, 5 percent and 17 percent of the total net income of the Partnership for the years ended December 31, 2000, 1999 and 1998, respectively, and represent a substantial portion of the investee information in
Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VI as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 28, 2001

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                             2000              1999
                                                         -----------       -----------
  INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $   541,072       $   509,999

  CASH AND CASH EQUIVALENTS (Note 1)                       3,197,380         3,312,395

  DUE FROM NAPICO (Note 4)                                        --           239,770
                                                         -----------       -----------

            TOTAL ASSETS                                 $ 3,738,452       $ 4,062,164
                                                         ===========       ===========



                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

  LIABILITIES:
      Notes payable and amounts due for partnership
          interests (Notes 3 and 7)                      $ 1,765,000       $ 1,765,000
      Accrued interest payable (Notes 3 and 7)             2,064,801         1,957,734
      Accounts payable                                        16,429             6,905
                                                         -----------       -----------

                                                           3,846,230         3,729,639
                                                         -----------       -----------


  COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

  PARTNERS' EQUITY (DEFICIENCY):
      General partners                                      (352,267)         (347,864)
      Limited partners                                       244,489           680,389
                                                         -----------       -----------

                                                            (107,778)          332,525
                                                         -----------       -----------

             TOTAL LIABILITIES AND PARTNERS' EQUITY
                   (DEFICIENCY)                          $ 3,738,452       $ 4,062,164
                                                         ===========       ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       2000              1999              1998
                                                    -----------       -----------       -----------
RENTAL OPERATIONS:
     Revenues                                       $        --       $        --       $ 1,138,743
                                                    -----------       -----------       -----------

      Expenses:
    General and administrative                               --                --           148,874
    Operating                                                --                --           310,249
    Management fees - affiliate (Note 4)                     --                --            55,985
    Depreciation and amortization                            --                --           156,480
    Interest                                                 --                --           421,432
                                                    -----------       -----------       -----------

                                                             --                --         1,093,020
                                                    -----------       -----------       -----------

INCOME FROM RENTAL OPERATIONS                                --                --            45,723
                                                    -----------       -----------       -----------

PARTNERSHIP OPERATIONS:
    Interest  and other income                          185,690           138,560           291,598
                                                    -----------       -----------       -----------

    Expenses:
    Management fees - general partner (Note 4)          206,433           206,433           502,224
    General and administrative                          215,447           368,103           692,092
    Interest (Note 3)                                   136,800           140,550           533,700
                                                    -----------       -----------       -----------

                                                        558,680           715,086         1,728,016
                                                    -----------       -----------       -----------

LOSS FROM PARTNERSHIP
      OPERATIONS                                       (372,990)         (576,526)       (1,436,418)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS AND RENTAL PROPERTY
      (Notes 1 and 2)                                        --                --         7,497,969

EQUITY IN LOSS OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                    (111,586)          (11,036)       (1,437,536)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    44,273            81,033           123,291
                                                    -----------       -----------       -----------

NET (LOSS) INCOME                                   $  (440,303)      $  (506,529)      $ 4,793,029
                                                    ===========       ===========       ===========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                  $       (26)      $       (30)      $       282
                                                    ===========       ===========       ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                              General          Limited
                                             Partners          Partners            Total
                                            -----------       -----------       -----------
DEFICIENCY, January 1, 1998                 $  (362,758)      $  (794,136)      $(1,156,894)

    Net income, 1998                             47,930         4,745,099         4,793,029
                                            -----------       -----------       -----------

(DEFICIENCY) EQUITY, December 31, 1998         (314,828)        3,950,963         3,636,135

    Distributions                               (27,971)       (2,769,110)       (2,797,081)

    Net loss, 1999                               (5,065)         (501,464)         (506,529)
                                            -----------       -----------       -----------

(DEFICIENCY) EQUITY, December 31, 1999         (347,864)          680,389           332,525

    Net loss, 2000                               (4,403)         (435,900)         (440,303)
                                            -----------       -----------       -----------

(DEFICIENCY) EQUITY, December 31, 2000      $  (352,267)      $   244,489       $  (107,778)
                                            ===========       ===========       ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                               2000              1999              1998
                                                                           -----------       -----------       -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net  (loss) income                                                     $  (440,303)      $  (506,529)      $ 4,793,029
    Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
          Gain on sale of rental property                                           --                --        (7,497,969)
          Equity in loss of limited partnerships
                and amortization of acquisition costs                          111,586            11,036         1,437,536
          Depreciation and amortization                                             --                --           156,480
          Decrease (increase) in due from NAPICO                               239,770          (239,770)               --
          (Increase) decrease in other assets                                       --            50,985           123,299
          Increase in accrued interest payable                                 107,067           140,550           432,227
          Increase (decrease) in accounts payable                                9,523          (201,555)           90,482
          Decrease in other liabilities                                             --                --           (38,465)
                                                                           -----------       -----------       -----------

             Net cash provided by (used in) operating activities                27,643          (745,283)         (503,381)
                                                                           -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions to limited partnerships recognized as
       as a return of capital                                                   14,680            42,413           136,465
    Decrease in restricted cash                                                     --                --            38,465
    Capital contribution to investee limited partnership                      (157,338)          (62,704)          (67,912)
    Costs related to sale of partnership interests                                  --                --          (240,994)
    Cash transferred in connection with sale of
       partnership interest                                                         --                --          (433,175)
    Proceeds from sale of limited partnership interests                             --         1,397,081                --
                                                                           -----------       -----------       -----------

            Net cash (used in) provided by investing activities               (142,658)        1,376,790          (567,151)
                                                                           -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of mortgages                                                            --                --           (63,189)
    Distributions to partners                                                       --        (2,797,081)               --
                                                                           -----------       -----------       -----------

            Net cash used in financing activities                                   --        (2,797,081)          (63,189)
                                                                           -----------       -----------       -----------

NET DECREASE  IN CASH AND
     CASH EQUIVALENTS                                                         (115,015)       (2,165,574)       (1,133,721)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                        3,312,395         5,477,969         6,611,690
                                                                           -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                            $ 3,197,380       $ 3,312,395       $ 5,477,969
                                                                           ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
       Cash paid during the year for interest                              $        --       $        --       $   518,335
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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

        Real Estate Associates Limited VI (the "Partnership"), was formed under the California Limited Partnership Act on October 12, 1982. The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects and to acquire, lease, sell or mortgage real or personal property. The general partners are National Partnership Investments Associates (NAPIA), a limited partnership, and National Partnership Investments Corp. (NAPICO). The business of the Partnership is conducted primarily by NAPICO.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


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

        Basis of Presentation

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        Cash and Cash Equivalents

        Cash and cash equivalents consist of unrestricted cash and bank certificates of deposit with maturities of three months or less. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 20 limited partnerships as of December 31, 2000 and 1999, after selling its interests in 10 limited partnerships in 1998. In addition, REAL VI holds a general partner interest in Real Estate Associates III ("REA III"), a California general partnership. NAPICO is also a general partner in REA
        III. REA III, in turn, holds limited partner interests in 3 limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 limited partnerships, which own residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

        Equity in losses of unconsolidated limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $11,357,000 and $10,863,000 as of December 31, 2000 and 1999, respectively.

        Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in unconsolidated limited partnerships and reconciliation to the limited partnership accounts:

                                                                       2000            1999
                                                                    ---------       ---------
        Investment balance, beginning of year                       $ 509,999       $ 500,744
        Equity in loss of limited partnerships                       (105,273)         (4,724)
        Amortization of capitalized acquisition costs and fees         (6,312)         (6,312)
        Capital contributions                                         157,338          62,704
        Distributions recognized as a return of capital               (14,680)        (42,413)
                                                                    ---------       ---------
        Investment balance, end of year                             $ 541,072       $ 509,999
                                                                    =========       =========

        The difference between the investment per the accompanying balance sheets at December 31, 2000 and 1999, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of limited partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

        Selected financial information from the combined financial statements at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                                   2000           1999
                                                                 --------       --------
                                                                     (in thousands)

        Land and buildings, net                                  $ 21,486       $ 22,747
                                                                 ========       ========
        Total assets                                             $ 30,598       $ 31,743
                                                                 ========       ========
        Mortgage loans payable                                   $ 32,798       $ 33,815
                                                                 ========       ========
        Total liabilities                                        $ 40,270       $ 40,897
                                                                 ========       ========
        Deficiency of the Real Estate Associates Limited VI      $ (9,776)      $ (9,273)
                                                                 ========       ========
        Equity of other partners                                 $    104       $    119
                                                                 ========       ========

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                     2000           1999           1998
                                                   --------       --------       --------
                                                               (in thousands)
        Total revenue                              $  9,895       $  9,928       $ 21,200
                                                   ========       ========       ========
        Interest expense                           $  2,588       $  2,675       $  4,989
                                                   ========       ========       ========
        Depreciation                               $  1,612       $  1,603       $  3,321
                                                   ========       ========       ========
        Total expenses                             $ 10,336       $ 10,354       $ 23,021
                                                   ========       ========       ========
        Net loss                                   $   (441)      $   (426)      $ (1,821)
                                                   ========       ========       ========
        Net loss allocable to the Partnership      $   (440)      $   (426)      $ (1,799)
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

        Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 10 of the limited partnerships included above, and another affiliate received property management fees ranging from 5 percent to 7 percent of the revenue from seven of these partnerships. Subsequent to the sale of certain partnership interests, an affiliate of NAPICO is the general partner in 6 of the limited partnerships, and another affiliate manages 4 of the limited partnership's properties. The affiliate received property management fees of $72,739, $77,003 and $76,325 in 2000, 1999 and 1998, respectively. The following sets forth

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        the significant data for the partnerships in which an affiliate of NAPICO is currently the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                                                               2000          1999          1998
                                                             -------       -------       --------
                                                                       (in thousands)
        Total assets                                         $ 5,559       $ 5,886
                                                             =======       =======
        Total liabilities                                    $ 8,307       $ 8,283
                                                             =======       =======
        Deficiency of Real Estate Associates Limited VI      $(2,648)      $(2,306)
                                                             =======       =======
        Deficiency of other partners                         $  (100)      $   (91)
                                                             =======       =======
        Total revenue                                        $ 1,923       $ 1,939       $  2,629
                                                             =======       =======       ========
        Net loss                                             $  (340)      $  (321)      $   (307)
                                                             =======       =======       ========

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $97,556 and $393,072 for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in partnership general and administrative expenses. Accounts payable at December 31, 1998 includes $183,573 of such costs.

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

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

3.      NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000, based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 to 10 percent per annum and have principal maturities ranging from December 1999 to December 2012. Notes payable and related accrued interest payable aggregating $1,318,388 became payable on December 31, 2000. Management is in process of attempting to negotiate extensions of the maturity dates on these notes payable. The Partnership was relieved of notes payable in the amount of $4,030,000 in connection with the sale of the partnership interests to the Operating Partnership in 1998.

        The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

        Maturity dates of the notes payable and related accrued interest are as follows:

                                                                          Accrued
          Years Ending December 31,                       Notes           Interest
          -------------------------                      --------       ----------
                 2001                                    $520,000        $  798,388
                 2002
                 2003
                 2004
                 2005                                     750,000           911,709
             Thereafter                                   170,000           354,704
                                                         --------        ----------

                                                        $1,440,000       $2,064,801

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


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

        An affiliate of the minority general partner of the general partnership that owned the rental property, managed that property. The fee was calculated based on five percent of gross collections plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $56,000 in 1998.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $20,424, $41,364 and $51,491 in 2000, 1999
        and 1998, respectively, and is included in general and administrative expenses.

5.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (a California limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


5.      CONTINGENCIES (CONTINUED)

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

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable and amounts due for partnership interests are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

8.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The difference of approximately $144,000 between the estimated nine-month equity in income and the actual 2000 year end equity in loss, has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  Year Ended December 31, 2000
                                       ---------------------------------------------------------------------
                                                                    Cash From
                                       Balance                        Distri-                       Balance
                                       January        Capital       butions/Sale   Equity in       December
Limited Partnerships                   1, 2000     Contributions     Received     Income/(Loss)    31, 2000
                                       --------    -------------    ------------  ------------     ---------
Boynton Terrace                        $     --      $  25,000       $     --      $ (25,000)      $      --
Cady Brook Apts
Cassidy Village                         205,129                                      (20,463)        184,666
Crockett Manor                                          63,636                       (63,636)             --
Eastridge Apts
Filmore I                                               26,927                       (26,927)             --
Grant-Ko Enterprises
Hummelstown Manor
Kentucky Manor
Lonsdale Elderly
Marshall Plaza I
Marshall Plaza II
New-Bel-Mo Enterprises
Oakridge Apts
Oakwood Manor                                           39,500                       (39,500)             --
Park Place Apts., NJ                    304,870                       (14,680)        66,216         356,406
Parkesedge Elderly Apts
Paula Maria Apts. (Century Plaza)
Penneco II
Sauk-Ko Enterprises
SOL 413                                                  2,275                        (2,275)             --
Valley Oak Apts
Villas de Orocovix
                                       --------      ---------       --------      ---------       ---------

                                       $509,999      $ 157,338       $(14,680)     $(111,585)      $ 541,072
                                       ========      =========       ========      =========       =========

                                                                        SCHEDULE
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  Year Ended December 31, 1999
                                          ---------------------------------------------------------------------
                                                                      Cash From
                                          Balance                        Distri-                       Balance
                                          January        Capital       butions/Sale    Equity in       December
Limited Partnerships                      1, 1999     Contributions     Received      Income/(Loss)    31, 1999
--------------------                      -------     -------------   -------------   -------------    --------
Boynton Terrace                            $             $               $              $              $
Cady Brook Apts
Cassidy Village                            229,113                                       (23,984)       205,129
Crockett Manor                                            35,000                         (35,000)            --
Eastridge Apts
Filmore I                                                 17,604                         (17,604)            --
Grant-Ko Enterprises
Hummelstown Manor
Kentucky Manor
Lonsdale Elderly
Marshall Plaza I
Marshall Plaza II
New-Bel-Mo Enterprises
Oakridge Apts
Oakwood Manor                                              4,000            (4,000)                          --
Park Place Apts., NJ                       271,631                         (38,413)       71,652        304,870
Parkesedge Elderly Apts
Paula Maria Apts. (Century Plaza)
Penneco II
Sauk-Ko Enterprises
SOL 413                                                    6,100                          (6,100)            --
Valley Oak Apts
Villas de Orocovix
                                       -----------      --------       -----------      --------       --------

                                       $   500,744      $ 62,704       $   (42,413)     $(11,036)      $509,999
                                       ===========      ========       ===========      ========       ========

                                                                        SCHEDULE
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               Year Ended December 31, 1998
                                    --------------------------------------------------------------------------------------
                                                                   Cash From
                                    Balance                         Distri-                                          Balance
                                    January          Capital       butions/Sale   Equity in                         December
Limited Partnerships                1, 1998        Contributions    Received     Income/(Loss)        Sale          31, 1998
--------------------                -------        -------------   ------------  -------------        ----          ---------
Boynton Terrace                      $              $                $              $               $               $
Cady Brook Apts.                      389,264                          (4,775)       (384,489)                             --
Cassidy Village                       250,619                          (9,233)        (12,273)                        229,113
City Heights*
Crockett Manor                                        10,000                          (10,000)                             --
Denny Place*
Eastridge Apts.
EchoValley Apts.*                      65,987                                         121,911        (187,898)             --
Filmore I
Grant--Ko Enterprises
Hudson Gardens*                       402,727                         (19,947)         89,041        (471,821)             --
Hummelstown Manor
Kentucky Manor
Lakewind East Apts.**
Lonsdale Elderly                    1,012,101                         (34,371)       (977,730)                             --
Mariner's Cove*
Marshall Plaza I
Marshall Plaza II
Menlo Estates*
Mulberry Towers*                    2,905,355                         (55,252)        221,312      (3,071,415)             --
New--Bel--Mo Enterprises              (25,500)                                         25,500                              --
Oakridge Apts.
Oakwood Manor                         173,705                          (5,444)       (168,261)                             --
Park Place Apts., TX*
Park Place Apts., NJ                  375,202                          (7,443)        (96,128)                        271,631
Parkesedge Elderly Apts.              234,385                                        (234,385)                             --
Paula Maria Apts. (Century Plaza)
Penneco II                            (25,000)                                         25,000                              --
Sauk--Ko Enterprises
SOL 413                               (22,000)          57,912                        (35,912)                             --
Valley Oak Apts.
Victory Square*                       148,854                                          (1,122)       (147,732)             --
Villas de Orocovix
Willow Wood*
                                   -----------     ------------    -----------   -------------    ------------   ------------

                                  $ 5,885,699      $     67,912    $  (136,465)  $  (1,437,536)   $ (3,878,866)  $    500,744
                                   ===========     ============    ===========   =============    ============   ============


* The property was sold to the Operating Partnership in 1998.
** The property was foreclosed.

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED VI
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998



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

                                                                    SCHEDULE III


                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 2000


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

        3.      Investments in property and equipment - limited partnerships:

                                                       Buildings,
                                                      Furnishings,
                                                         And
                                     Land              Equipment            Total
                                -------------       --------------      -------------
Balance, January 1, 1998        $   4,503,824       $  98,739,086       $ 103,242,910

Net additions, 1998                    21,014           1,411,930           1,432,944

Sale of Properties                 (1,922,203)        (51,791,590)        (53,713,793)
                                -------------       -------------       -------------

Balance, December 31, 1998          2,602,635          48,359,426          50,962,061

Net additions, 1999                        --             356,504             356,504
                                -------------       -------------       -------------

Balance, December 31, 1999          2,602,635          48,715,930          51,318,565

Net additions, 2000                    24,500             265,891             290,391
                                -------------       -------------       -------------

Balance, December 31, 2000      $   2,627,135       $  48,981,821       $  51,608,956
                                =============       =============       =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 2000


                                           Buildings,
                                          Furnishings
                                             And
                                          Equipment
                                        -------------
Balance at January 1, 1998              $ 53,307,093

Net additions for 1998                     4,166,622

Sale of Properties                       (30,480,760)
                                        ------------

Balance at December 31, 1998              26,992,955

Net additions for 1999                     1,578,144
                                        ------------

Balance at December 31, 1999              28,571,099

Net additions for 2000                     1,552,311
                                        ------------

Balance at December 31, 2000            $ 30,123,410
                                        ============

                                                                    SCHEDULE III

                        REAL ESTATE ASSOCIATES LIMITED VI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 2000

                                                                           Buildings,
                                                                           Furnishings        Total
                                                                           and Equipment      Land
                                      Number   Outstanding                Amount Carried    Buildings,
                                        of      Mortgage                    at Close of    Furnishings    Accumulated  Construction
      Partnership/Location             Units      Loan           Land          Period      and Equipment  Depreciation   Period
Boynton Terrace                          89    $ 4,675,000    $   208,001    $ 4,124,446    $ 4,332,447    $ 2,386,998    1983-1984
  Boyton Beach, FL
Cadybrook                                40        969,922         89,225      1,860,940      1,950,165        732,459    (A)
  Charlton, MA
Crockett Manor                           38        990,623         10,000      1,259,214      1,269,214        758,541    (A)
  Trenton, TN
Eastridge Apts                           96        492,249        101,500      1,624,024      1,725,524      1,476,872    (A)
  Bristol, VA
Filmore I                                32      1,170,129        115,000      1,312,495      1,427,495        799,879    (A)
  Phoenix, AZ
Grant-Ko Enterprises                     40      1,225,863        100,000      1,474,287      1,574,287        826,900    (A)
  Platteville, WS
Hummelstown Manor                        51      1,732,301         96,839      1,752,418      1,849,257      1,695,855         1983
  Hummelstown, PA
Kentucky Manor                           48      1,387,069        100,696      1,469,456      1,570,152      1,073,087    (A)
  Oak Grove, KY
Lonsdale Housing                        131      2,322,298        214,833      6,416,575      6,631,408      4,698,150    (A)
  Providence, RI
New-Bel-Mo Enterprises                   34        966,190         78,078      1,162,047      1,240,125        663,552    (A)
  New Glarus, Belleville,
  Monticello, WS
Oakridge Apts                            48      1,193,639         55,000      1,543,170      1,598,170      1,394,253    (A)
  Biloxi, MS
Oakwood                                  34        600,496         61,538        861,340        922,878        354,960    (A)
  Milan, TN
Park Place                              126      5,297,493        336,918      7,446,631      7,783,549      3,284,867    1983-1984
  Ewing, NJ
Parkesedge Elderly Apts                  45      1,454,653        160,000      1,933,757      2,093,757        897,342    (A)
  Parkesedge, PA
Penneco II                               76      1,699,716         79,627      2,800,254      2,879,881      1,744,731    (A)
  Johnstown, PA
Sauk-Ko Enterprises                      30        755,524         60,000      1,182,008      1,242,008        666,436    (A)
  Baraboo, WS
SOL - 413                                12        355,860         50,000        413,818        463,818        242,729    (A)
  Old San Juan, PR
Valley Oaks Senior                       50      1,771,000        121,464      1,928,899      2,050,363      1,260,905    (A)
  Galt, CA
Villas de Orocovix                       41      1,402,173         59,550      1,734,456      1,794,006      1,084,060    (A)
  Orocovix, PR
Cassidy Village                          98        966,623        156,850      2,056,616      2,213,466      1,118,474    (A)
  Columbus, OH
Marshall Plaza I                         40        173,329         68,414        709,014        777,428        387,991    (A)
  Loraine, OH
Marshall Plaza II                        50        247,234         78,901        922,316      1,001,217        504,353    (A)
  Loraine, OH
Paula Maria I                           120        949,059        215,730      2,832,932      3,048,662      1,900,336    (A)
  Hampton, VA
Additional basis of real estate
  due to REAL VI's captital              xx             xx          8,971        160,708        169,679        169,680    xx
  contribution to limited partnership
  not recorded by investee limited
  partnership
                                      -----    -----------    -----------    -----------    -----------    -----------    ---------
                                      1,369    $32,798,443    $ 2,627,135    $48,981,821    $51,608,956    $30,123,410    xx
                                      =====    ===========    ===========    ===========    ===========    ===========    =========


(A)  This project was completed when REAL VI entered the Partnership.

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED VI
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY CONSOLIDATED LOCAL PARTNERSHIPS
                        IN WHICH REAL VI HAS INVESTMENTS
                                DECEMBER 31, 2000


            Investments in property and equipment - general partnerships (continued):


                                                         Buildings
                                                        Furnishings,
                                                            And
                                         Land            Equipment           Total
                                      -----------       -----------       -----------
Balance, January 1, 1998              $ 1,557,180       $ 4,108,239       $ 5,665,419

Sales of Property in 1998              (1,557,180)       (4,108,239)       (5,665,419)
                                      -----------       -----------       -----------

Balance, December 31, 1998, 1999
   and 2000                           $        --       $        --       $        --
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


                                                   Buildings,
                                                  Furnishings,
                                                     And
                                                  Equipment
                                                 -----------
Accumulated Depreciation:

Balance at January 1, 1998                       $ 2,649,370

Net additions for 1998                               142,421

Sale of Property in 1998                          (2,791,791)
                                                 -----------
Balance at December 31, 1998, 1999 and 2000      $        --
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

CHARLES H. BOXENBAUM, 71, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 49, President, Chief Operating Officer and a director of
NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments. Mr. Nelson is a member of the Board of Directors of Casden Properties Inc. and is a Director of the Affordable Housing Tax Credit Coalition.

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

ALAN I. CASDEN, 55, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-

Family Housing Council, the President's Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

BRIAN H. SHUMAN, 38, Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

PATRICIA W. TOY, 71, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 34, Senior Vice President, General Counsel and Secretary.

Mr. Sussman joined NAPICO in 1998, and is responsible for the legal affairs of NAPICO and its affiliates. He is also the President of NPEI and a member of the preliminary investment committee. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels. Mr. Sussman received a Bachelor of Arts degree from the University of California, Berkeley and Juris Doctor and Master in Business Administration degrees from the University of Southern California. He is a member of the State Bar of California, and holds Series 22, 39 and 63 licenses issued by the National Association of Securities Dealers, Inc.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. ("NAPICO"). The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. Management fees were $206,433, $253,373 and $502,224 for the years ended December 31, 2000, 1999 and 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $20,424, $41,364 and $51,491 in 2000, 1999 and 1998, respectively, and is included in operating expenses.

An affiliate of the minority general partner of a general partnership that was consolidated, managed the property owned by that partnership. The fee was calculated based on five percent of gross collections plus reimbursement of certain expenses. The Partnership paid management fees to the affiliate of approximately $56,000 and $54,000 in 1999 and 1998, respectively.

An affiliate of NAPICO was the general partner in 10 of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 to 7 percent of revenue from seven of these partnerships. Subsequent to the sale of certain partnership interests, NAPICO is the general partner in 6 of the limited partnerships, and another affiliate manages 4 of the limited partnership's properties. The affiliate received property management fees of $72,739, $77,003 and $76,325 in 2000, 1999 and 1998, respectively.

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 2000 and 1999.

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Partners' Equity (Deficiency) for the years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Consolidated Financial Statements.

FINANCIAL STATEMENT SCHEDULES

APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VI REAL ESTATE III AND THE LIMITED
PARTNERSHIPS:

Schedule - Investments in Limited Partnerships, December 31, 2000, 1999 and
1998.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 2000, 1999 and 1998.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 2000.

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


REAL ESTATE ASSOCIATES LIMITED VI

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          General Partner


/s/ CHARLES H. BOXENBAUM
-------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
-------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
-------------------------------------
Alan I. Casden
Director


/s/ BRIAN H. SHUMAN
-------------------------------------
Brian H. Shuman
Chief Financial Officer