Form 10-Q
period 2001-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2001-05-15
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2001

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets,
                       March 31, 2001 and December 31, 2000 .............................      1

                 Consolidated Statements of Operations,
                       Three Months Ended, March 31, 2001 and 2000.......................      2

                 Consolidated Statement of Partners' Deficiency
                       Three Months Ended March 31, 2001 ................................      3

                 Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 2001 and 2000 .......................      4

                 Notes to Consolidated Financial Statements .............................      5

        Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operation ...............................     11


PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings ......................................................     13

        Item 6.  Exhibits and Reports on Form 8-K .......................................     13

        Signatures ......................................................................     14

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                                 2001                  2000
                                                                              (Unaudited)            (Audited)
                                                                              -----------           -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                                  $   553,072           $   541,072

CASH AND CASH EQUIVALENTS (Note 1)                                              3,013,759             3,197,380
                                                                              -----------           -----------

          TOTAL ASSETS                                                        $ 3,566,831           $ 3,738,452
                                                                              ===========           ===========


                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
    Notes payable and amounts due for partnership
        interests (Notes 3 and 6)                                             $ 1,765,000           $ 1,765,000
    Accrued interest payable (Notes 3 and 6)                                    2,099,001             2,064,801
    Accounts payable                                                               17,253                16,429
                                                                              -----------           -----------

                                                                                3,881,254             3,846,230
                                                                              -----------           -----------

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                             (354,333)             (352,267)
    Limited partners                                                               39,910               244,489
                                                                              -----------           -----------

                                                                                 (314,423)             (107,778)
                                                                              -----------           -----------

           TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                         $ 3,566,831           $ 3,738,452
                                                                              ===========           ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                2001               2000
                                                             ---------           ---------
INTEREST AND OTHER INCOME                                    $  40,738           $  38,285
                                                             ---------           ---------

OPERATING EXPENSES:
         Management fees - general partner (Note 4)             51,608              51,608
         General and administrative (Note 4)                    41,647              57,707
         Interest (Note 3)                                      34,200              34,200
                                                             ---------           ---------
                                                               127,455             143,515
                                                             ---------           ---------

LOSS FROM PARTNERSHIP OPERATIONS                               (86,717)           (105,230)
                                                             ---------           ---------

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                             12,000              12,000

WRITE-OFF OF ADVANCES TO PARTNERSHIPS (Note 2)                (131,928)                 --
                                                             ---------           ---------

NET LOSS                                                     $(206,645)          $ (93,230)
                                                             =========           =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                       $     (12)          $      (6)
                                                             =========           =========


        The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                               General            Limited
                                               Partners           Partners              Total
                                              ---------           ---------           ---------
PARTNERSHIP INTERESTS                                                16,810
                                                                  =========

EQUITY (DEFICIENCY),
       January 1, 2001                        $(352,267)          $ 244,489           $(107,778)

       Net loss for the three months
       ended March 31, 2001                      (2,066)           (204,579)           (206,645)
                                              ---------           ---------           ---------

EQUITY (DEFICIENCY),
       March 31, 2001                         $(354,333)          $  39,910           $(314,423)
                                              =========           =========           =========


        The accompanying notes are an integral part of these consolidated financial statements.

               REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                    2001                  2000
                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net  loss                                                  $  (206,645)          $   (93,230)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
            Equity in income of limited partnerships
                  and amortization of acquisition costs              (12,000)              (12,000)
            Increase in accrued interest payable                      34,200                19,066
            Increase in due from NAPICO                                   --               (20,408)
            Increase (decrease) in accounts payable                      824                (1,128)
                                                                 -----------           -----------

               Net cash used in operating activities                (183,621)             (107,700)
                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital contributions                                               --               (22,010)
                                                                 -----------           -----------

               Net cash used in invested activities                       --               (22,010)
                                                                 -----------           -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                           (183,621)             (129,710)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     3,197,380             3,312,395
                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 3,013,759           $ 3,182,685
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

                                 MARCH 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2000 prepared by Real Estate Associates Limited VI and Subsidiaries (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2001 and the results of operations and changes in cash flows for the three months then ended.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       NET LOSS PER LIMITED PARTNERSHIP INTEREST

       Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 16,810 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       As of March 31, 2001, the Partnership holds limited partnership interests in 20 limited partnerships. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partner interests in 3 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 partnerships which owned as of March 31, 2001, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

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

       The following is a summary of the investment in unconsolidated limited partnerships for the three months ended March 31, 2001:

       Balance, beginning of period                      $ 541,072
       Equity in income of limited partnerships             13,000
       Amortization of acquisition costs                    (1,000)
                                                         ---------

       Balance, end of period                            $ 553,072
                                                         =========

       The following are unaudited combined estimated statements of operations for the three months ended March 31, 2001 and 2000 of the unconsolidated limited partnerships in which the Partnership has investments:

                                Three months          Three months
                                   ended                 ended
                               March 31, 2001        March 31, 2000
                               --------------        --------------
Revenues:
    Rental and other            $ 2,474,000           $ 2,482,000
                                -----------           -----------

Expenses:
    Depreciation                    403,000               401,000
    Interest                        647,000               669,000
    Operating expenses            1,534,000             1,519,000
                                -----------           -----------

Total expenses                    2,584,000             2,589,000
                                -----------           -----------

         Net loss               $  (110,000)          $  (107,000)
                                ===========           ===========

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

       Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 or 10 percent per annum and have principal maturities ranging from December 1999 to December 2012. Notes payable and related accrued interest payable aggregating $1,330,738 became payable on December 31, 2000. Management is in process of attempting to negotiate extensions of the maturity dates on these notes payable.

       The notes and related interest are payable from cash flow generated from operations of the related rented properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

       Maturity dates of the notes payable and related accrued interest are as follows:

                                                                           Accrued
       Years Ending December 31,                   Notes                  Interest
       -------------------------                -----------             -----------
          2001                                  $   520,000             $   810,738
          2002                                        --                      --
          2003                                        --                      --
          2004                                        --                      --
          2005                                      750,000                 929,521
       Thereafter                                   170,000                 358,742
                                                -----------             -----------

                                                $ 1,440,000             $ 2,099,001
                                                ===========             ===========

NOTE 4 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $52,000 and $52,000 for the three months ended March 31, 2001 and 2000, respectively.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $5,700 and $10,000 for the three months ended March 31, 2001 and 2000, respectively, and is included in general and administrative expenses.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

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

                                 MARCH 31, 2001

ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors in March 31, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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

       Notes payable and related accrued interest payable aggregating $1,330,738 became payable on December 31, 2000. Management is in process of attempting to negotiate extensions of the maturity dates on these notes payable.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2001.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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


                                 REAL ESTATE ASSOCIATES LIMITED VI AND
                                 SUBSIDIARIES (a California limited partnership)


                                 By:  National Partnership Investments
                                      Corp., General Partner


                                      /s/ BRUCE NELSON
                                      ----------------------------------------
                                      Bruce Nelson
                                      President


                                 Date:  MAY 15, 2001
                                      ----------------------------------------


                                      /s/ BRIAN H. SHUMAN
                                      ----------------------------------------
                                      Brian H. Shuman
                                      Chief Financial Officer


                                 Date:  MAY 15, 2001
                                      ----------------------------------------