Form 10-Q
period 2001-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2001-08-14
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2001

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

                 Consolidated Balance Sheets,
                    June 30, 2001 and December 31, 2000 ...........................1

                 Consolidated Statements of Operations,
                    Six and Three Months Ended, June 30, 2001 and 2000.............2

                 Consolidated Statement of Partners' Equity (Deficiency)
                    Six Months Ended June 30, 2001 ................................3

                 Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2001 and 2000 .......................4

                 Notes to Consolidated Financial Statements .......................5

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation ..............................14


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings..................................................16

      Item 6.  Exhibits and Reports on Form 8-K ..................................16

      Signatures .................................................................17

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                2001
                                                             (Unaudited)           2000
                                                             -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                 $   523,507       $   541,072
CASH AND CASH EQUIVALENTS (Note 1)                             2,784,597         3,197,380
                                                             -----------       -----------
    TOTAL ASSETS                                             $ 3,308,104       $ 3,738,452
                                                             ===========       ===========


                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
  Notes payable and amounts due for partnership
    interests (Notes 3 and 6)                                $ 1,765,000       $ 1,765,000
  Accrued interest payable (Notes 3 and 6)                     2,133,200         2,064,801
  Accounts payable                                                26,454            16,429
                                                             -----------       -----------
                                                               3,924,654         3,846,230
                                                             -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' (DEFICIENCY) EQUITY:
  General partners                                              (357,355)         (352,267)
  Limited partners                                              (259,195)          244,489
                                                             -----------       -----------
                                                                (616,550)         (107,778)
                                                             -----------       -----------
    TOTAL LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY      $ 3,308,104       $ 3,738,452
                                                             ===========       ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                Six months    Three months    Six months     Three months
                                                  ended          ended           ended           ended
                                              June 30, 2001  June 30, 2001   June 30, 2000   June 30, 2000
                                              -------------  -------------   -------------   -------------
REVENUE:
  Interest income                               $  64,513       $  20,501       $  81,622          43,337
                                                ---------       ---------       ---------       ---------
Operating expenses:
  Management fees - general partner (Note 4)      103,217          51,609         102,950          51,342
  General and administrative (Note 4)              79,343          37,696         131,236          73,530
  Interest (Note 3)                                68,400          34,200          68,400          34,200
                                                ---------       ---------       ---------       ---------
                                                  256,136         123,505         302,586         159,072
                                                ---------       ---------       ---------       ---------
LOSS FROM OPERATIONS                             (191,623)       (103,004)       (220,964)       (115,735)
                                                ---------       ---------       ---------       ---------
EQUITY IN INCOME (LOSS) OF LIMITED
  PARTNERSHIPS AND AMORTIZATION
  OF ACQUISITION COSTS (Note 2)                  (326,413)       (108,470)         24,000          12,000

DISTRIBUTIONS FROM LIMITED
  PARTNERSHIPS RECOGNIZED AS
  INCOME (Note 2)                                   9,264         141,192          14,778          14,778
                                                ---------       ---------       ---------       ---------
NET LOSS                                        $(508,772)      $ (70,282)      $(182,186)      $ (88,957)
                                                =========       =========       =========       =========
NET LOSS PER LIMITED PARTNERSHIP
  INTEREST (Note 1)                             $     (30)      $      (4)      $     (11)      $      (5)
                                                =========       =========       =========       =========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



                                   General        Limited
                                  Partners        Partners          Total
                                 ---------       ---------       ----------
PARTNERSHIP INTERESTS                               16,810
                                                 =========

DEFICIENCY,
   January 1, 2001               $(352,267)      $ 244,489       $(107,778)

   Net loss for the six months
   ended June 30, 2001              (5,088)       (503,684)       (508,772)
                                 ---------       ---------       ---------
DEFICIENCY,
   June 30, 2001                 $(357,355)      $(259,195)      $(616,550)
                                 =========       =========       =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                        2001               2000
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  loss                                                         $  (508,772)      $  (182,186)
   Adjustments to reconcile net loss to net
      cash (used in) provided by operating activities:
         Equity in loss (income) of limited partnerships                 326,413           (24,000)
         Decrease in due from NAPICO                                           -           239,770
         Increase in accrued interest payable                             68,399            53,266
         Increase in accounts payable                                     10,025            12,597
                                                                     -----------       -----------
            Net cash (used in) provided by operating activities         (103,935)           99,447
                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships recognized as                  40,440
      as a return of capital                                                   -
   Advances to limited partnerships                                     (349,288)          (76,910)
                                                                     -----------       -----------
            Net cash used in investing activities                       (308,848)          (76,910)
                                                                     -----------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (412,783)           22,537

CASH AND CASH EQUIVALENTS, beginning of period                         3,197,380         3,312,395
                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                             $ 2,784,597       $ 3,334,932
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

                                  JUNE 30, 2001


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2001 and the results of operations and changes in cash flows for the six and three months then ended.

         The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                                  JUNE 30, 2001


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

                                  JUNE 30, 2001


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 20 limited partnerships as of June 30, 2001. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partner interests in 3 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 partnerships, located in 13 different states, which owned as of June 30, 2001, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

         Equity in losses of unconsolidated limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was in the aggregate approximately $11,612,000 and $11,357,000 as of June 30, 2001 and
         December 31, 2000, respectively.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

         The following is a summary of the investment in unconsolidated limited partnerships for the six months ended June 30, 2001:

         Balance, beginning of period                                 $541,072
         Equity in loss of limited partnerships                       (326,413)
         Advances to limited partnerships                              349,288
         Distribution recognized as a return of capital                (40,440)
                                                                      --------
         Balance, end of period                                       $523,507
                                                                      ========

         The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2001 and 2000 of the unconsolidated limited partnerships in which the Partnership has investments:



                                       Six months     Three months     Six months     Three months
                                          ended           ended          ended           ended
                                      June 30, 2001   June 30, 2001   June 30, 2000   June 30, 2000
                                      -------------   -------------   -------------   -------------
         REVENUES:
             Rental and other          $4,948,000       $2,474,000     $ 4,964,000      $2,482,000
                                       ----------       ----------     -----------      ----------

         EXPENSES:
             Depreciation                 806,000          403,000         802,000         401,000
             Interest                   1,294,000          647,000       1,338,000         669,000
             Operating expenses         3,068,000        1,534,000       3,038,000       1,519,000
                                      -----------      -----------     -----------      ----------
                  Total expenses        5,168,000        2,584,000       5,178,000       2,589,000
                                      -----------      -----------     -----------      ----------
                           Net loss   $  (220,000)     $  (110,000)    $  (214,000)     $ (107,000)
                                      ===========      ===========     ===========      ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $61,613 for the six months ended June 30, 2001.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


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

                                  JUNE 30, 2001


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

         Maturity dates on the notes and related accrued interest payable are as follows:

              Year Ending                              Accrued
              December 31,          Notes             Interest
              ------------       -----------        -----------
                  2001            $  520,000         $  823,087
                  2002
                  2003
                  2004
                  2005               750,000            947,334
              Thereafter             170,000            362,779
                                  ----------         ----------
                                  $1,440,000         $2,133,200
                                  ==========         ==========

         Note and related accrued interest payable, aggregating $1,343,087 as of June 30, 2001 became payable in 1999.

         Management is in the process of attempting to negotiate an extension of the maturity date on the past due note payable.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 4 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $103,217 and $131,000 for the six months ended June 30, 2001 and 2000, respectively.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $11,370 and $20,600 for the six months ended June 30, 2001 and 2000, respectively, and is included in general and administrative expenses.

NOTE 5 - CONTINGENCIES

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 5 -- CONTINGENCIES (CONTINUED)

         The managing general partner of the Partnership is involved in various lawsuits and have also been named defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The mortgage notes payable are insured by HUD and are collateralized by the rental properties. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the property and investee limited partnerships are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the mortgage note payable and the notes payable and related accrued interest. The carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximate fair value due to their short-term maturity.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors in June 30, 2001, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                                  JUNE 30, 2001


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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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

         Note and related accrued interest payable, aggregating $1,343,087 as of June 30, 2001 became payable in 1999.

         Management is in the process of attempting to negotiate an extension of the maturity date on the past due note payable.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

The Partnership's managing general partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 7 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2001.

                        REAL ESTATE ASSOCIATES LIMITED VI
                             (A LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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


                                REAL ESTATE ASSOCIATES LIMITED VI AND
                                SUBSIDIARIES (a California limited partnership)


                                By:  National Partnership Investments
                                     Corp., General Partner


                                      /s/ BRUCE NELSON
                                     ---------------------------------------
                                     Bruce Nelson
                                     President


                                Date:  August 14, 2001
                                     ---------------------------------------


                                      /s/ BRIAN H. SHUMAN
                                     ---------------------------------------
                                     Brian H. Shuman
                                     Chief Financial Officer


                                Date:  August 14, 2001
                                     ---------------------------------------