Form 10-Q
period 2001-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2001-11-13
CIK 715578

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2001

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

                  Consolidated Balance Sheets,
                        September 30, 2001 and December 31, 2000 ...........................1

                  Consolidated Statements of Operations,
                        Nine and Three Months Ended, September 30, 2001 and 2000............2

                  Consolidated Statement of Partners' Equity (Deficiency),
                        Nine Months Ended September 30, 2001 ...............................3

                  Consolidated Statements of Cash Flows,
                        Nine Months Ended September 30, 2001 and 2000 ......................4

                  Notes to Consolidated Financial Statements ...............................5

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation ......................................13


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings...........................................................16

      Item 6.  Exhibits and Reports on Form 8-K ...........................................17

      Signatures ..........................................................................18

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS


                                                          2001
                                                       (Unaudited)          2000
                                                       -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $   535,738       $   541,072

CASH AND CASH EQUIVALENTS (Note 1)                       2,466,799         3,197,380
                                                       -----------       -----------

          TOTAL ASSETS                                 $ 3,002,537       $ 3,738,452
                                                       ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
    Notes payable and amounts due for partnership
        interests (Notes 3 and 6)                      $ 1,765,000       $ 1,765,000
    Accrued interest payable (Notes 3 and 6)             2,167,400         2,064,801
    Accounts payable                                         9,528            16,429
                                                       -----------       -----------

                                                         3,941,928         3,846,230
                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                      (360,583)         (352,267)
    Limited partners                                      (578,808)          244,489
                                                       -----------       -----------

                                                          (939,391)         (107,778)
                                                       -----------       -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY      $ 3,002,537       $ 3,738,452
                                                       ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)


                                                       Nine months     Three months      Nine months     Three months
                                                          ended            ended            ended            ended
                                                      Sept 30, 2001    Sept 30, 2001    Sept 30, 2000    Sept 30, 2000
                                                      -------------    -------------    -------------    -------------
REVENUE:
    Interest income                                    $   89,900       $   25,387       $  135,342           53,720
                                                       ----------       ----------       ----------       ----------

    Operating expenses:
       Management fees - general partner (Note 4)         154,826           51,609          154,825           51,875
       General and administrative (Note 4)                201,627          122,284          161,718           30,482
       Interest (Note 3)                                  102,600           34,200          102,600           34,200
                                                       ----------       ----------       ----------       ----------
                                                          459,053          208,093          419,143          116,557
                                                       ----------       ----------       ----------       ----------

LOSS FROM OPERATIONS                                     (369,153)        (182,706)        (283,801)         (62,837)
                                                       ----------       ----------       ----------       ----------

EQUITY IN INCOME (LOSS) OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                      (471,724)        (145,311)          36,000           12,000

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                       9,264               --           14,777               --
                                                       ----------       ----------       ----------       ----------

NET LOSS                                               $ (831,613)      $ (328,017)      $ (233,024)      $  (50,837)
                                                       ==========       ==========       ==========       ==========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                 $      (49)      $      (19)      $      (14)      $       (3)
                                                       ==========       ==========       ==========       ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



                                       General         Limited
                                       Partners        Partners          Total
                                       ---------       ---------       ---------
PARTNERSHIP INTERESTS                                     16,810
                                                       =========


DEFICIENCY,
     January 1, 2001                   $(352,267)      $ 244,489       $(107,778)

     Net loss for the nine months
     ended September 30, 2001             (8,316)       (823,297)       (831,613)
                                       ---------       ---------       ---------

DEFICIENCY,
     September 30, 2001                $(360,583)      $(578,808)      $(939,391)
                                       =========       =========       =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                           2001              2000
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $  (831,613)      $  (233,024)
      Adjustments to reconcile net loss to net
         cash (used in) provided by operating activities:
            Equity in loss (income) of limited partnerships
                and amortization of acquisition costs                       471,724           (36,000)
            Decrease in other assets                                             --           239,770
            Increase in accrued interest payable                            102,599            87,466
            Increase in accounts payable                                     (6,901)            6,032
                                                                        -----------       -----------

               Net cash (used in) provided by operating activities         (264,191)           64,244
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital contribution                                                       --          (120,411)
      Distributions from limited partnerships recognized as
         a return of capital                                                 40,441            14,680
      Advances to limited partnerships                                     (506,831)               --
                                                                        -----------       -----------

               Net cash used in investing activities                       (466,390)         (105,731)
                                                                        -----------       -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (730,581)          (41,487)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            3,197,380         3,312,395
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 2,466,799       $ 3,270,908
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

                               SEPTEMBER 30, 2001


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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2001 and the results of operations and changes in cash flows for the six and three months then ended.

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

       RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               SEPTEMBER 30, 2001


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 20 limited partnerships as of September 30, 2001. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partner interests in 3 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 partnerships, located in 13 different states, which owned as of September 30, 2001, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

       Equity in losses of unconsolidated limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was in the aggregate approximately $11,220,000 and $11,357,000 as of September 30, 2001 and December 31, 2000, respectively.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

       Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

       The following is a summary of the investment in unconsolidated limited partnerships for the nine months ended September 30, 2001:

       Balance, beginning of period                                   $ 541,072
       Equity in loss of limited partnerships                          (466,990)
       Amortization of acquisition costs                                 (4,734)
       Advances to limited partnerships                                 506,831
       Distribution recognized as a return of capital                   (40,441)
                                                                      ---------

       Balance, end of period                                         $ 535,738
                                                                      =========

       The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2001 and 2000 of the unconsolidated limited partnerships in which the Partnership has investments:

                                     Nine months      Three months       Nine months      Three months
                                        ended             ended             ended             ended
                                   Sept. 30, 2001    Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2000
                                   --------------    --------------    --------------    --------------
       REVENUES:
            Rental and other        $ 7,422,000       $ 2,474,000       $ 7,446,000       $ 2,482,000
                                    -----------       -----------       -----------       -----------
       EXPENSES:
            Depreciation              1,209,000           403,000         1,202,000           401,000
            Interest                  1,941,000           647,000         2,006,000           669,000
            Operating expenses        4,602,000         1,534,000         4,558,000         1,519,000
                                    -----------       -----------       -----------       -----------

            Total expenses            7,752,000         2,584,000         7,766,000         2,589,000
                                    -----------       -----------       -----------       -----------

                   Net loss         $  (330,000)      $  (110,000)      $  (320,000)      $  (107,000)
                                    ===========       ===========       ===========       ===========

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $86,195 for the nine months ended September 30, 2001.

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

                               SEPTEMBER 30, 2001


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

       Maturity dates on the notes and related accrued interest payable are as follows:

          Year Ending                                    Accrued
          December 31,             Notes                 Interest
          ------------           ----------             ----------
              2001               $  520,000             $  835,437
              2002
              2003
              2004
              2005                  750,000                965,147
          Thereafter                170,000                366,816
                                 ----------             ----------

                                 $1,440,000             $2,167,400
                                 ==========             ==========

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 3 - NOTES PAYABLE (CONTINUED)

       Note and related accrued interest payable, aggregating $1,355,437 as of September 30, 2001 became payable in 1999. Management is in the process of attempting to negotiate an extension of the maturity date on the past due note payable.

NOTE 4 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $155,000 for the nine months ended September 30, 2001 and 2000.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $18,950 and $16,000 for the nine months ended September 30, 2001 and 2000, respectively, and is included in general and administrative expenses.

NOTE 5 - CONTINGENCIES

       On September 6, 2001, a lawsuit was filed against the Partnership seeking a monetary judgment in the amount of $2,495,465 pursuant to a promissory note issued in connection with the acquisition of Century Plaza Apartments, a 120-unit complex located in Hampton, Virginia. The defendants contend that the note is nonrecourse and intend to contest this action vigorously.

       In April 2001, a lawsuit was filed against the Partnership by a limited partner. The lawsuit seeks equitable relief for access to the Partnership's books and records and unspecified damages for breach of fiduciary duty. The Partnership has provided the plaintiff access to the requested books and records and the matter is schedule for trial on May 15, 2002.

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 5 - CONTINGENCIES (CONTINUED)

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

       In the opinion of management and the corporate general partner, the above claims will not result in any material liability to the Partnership.

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

                               SEPTEMBER 30, 2001


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors in September 30, 2001, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                               SEPTEMBER 30, 2001


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

                               SEPTEMBER 30, 2001


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

       Note and related accrued interest payable, aggregating $1,355,437 as of September 30, 2001 became payable in 1999. Management is in the process of attempting to negotiate an extension of the maturity date on the past due note payable.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On September 6, 2001, a lawsuit was filed against the Partnership seeking a monetary judgment in the amount of $2,495,465 pursuant to a promissory note issued in connect with the acquisition of Century Plaza Apartments, a 120-unit complex located in Hampton, Virginia. The defendants contend that the note is nonrecourse and intend to contest this action vigorously.

In April 2001, a lawsuit was filed against the Partnership by a limited partner. The lawsuit seeks equitable relief for access to the Partnership's books and records and unspecified damages for breach of fiduciary duty. The Partnership has provided the plaintiff access to the requested books and records and the matter is schedule for trial on May 15, 2002.

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

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of item 7 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2001.

                        REAL ESTATE ASSOCIATES LIMITED VI
                             (A LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001


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


                                 REAL ESTATE ASSOCIATES LIMITED VI AND
                                 SUBSIDIARIES (a California limited partnership)


                                 By:    National Partnership Investments
                                        Corp., General Partner



                                        /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                 Date:  November 13, 2001
                                        ----------------------------------------




                                        /s/ BRIAN H. SHUMAN
                                        ----------------------------------------
                                        Brian H. Shuman
                                        Chief Financial Officer



                                 Date:  November 13, 2001
                                        ----------------------------------------