Form 10-K
period 2001-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2002-04-16
CIK 715578

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number
0-13112

REAL ESTATE ASSOCIATES LIMITED VI

A California Limited Partnership

I.R.S. Employer Identification No. 95-3778627

9090 Wilshire Blvd., Suite 201, Beverly Hills, California 90211

Registrant’s Telephone Number, Including Area Code (310) 278-2191

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

Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1. BUSINESS

Real Estate Associates Limited VI (“REAL VI” or the “Partnership”) is a limited partnership which was formed under the laws of the State of California on October 12, 1982. On April 22, 1983, REAL VI offered 4,200 units consisting of 8,400 limited partnership interests and warrants to purchase a maximum of 8,400 additional limited partnership interests through a public offering managed by E.F. Hutton Inc.

The general partners of REAL VI are National Partnership Investments Corp. (“NAPICO”), a California corporation, (the “Corporate General Partner”), and National Partnership Investments Associates (“NAPIA”). NAPIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Mr. Charles H. Boxenbaum as limited partner. The business of REAL VI is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the “Operating Partnership”), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO’s Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which AIMCO, on March 11, 2002, acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

REAL VI holds limited partnership interests in 20 local limited partnerships. REAL VI also holds a general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partner interests in 3 local limited partnerships. The other general partner of REA III is NAPICO. Therefore, REAL VI currently holds interests either directly or indirectly in 23 local limited partnerships. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government. In December 1998, the Partnership sold its interests in 10 local limited partnerships and its general partner interest in one local general partnership to the Operating Partnership.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

The local partnerships in which REAL VI has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL VI became the principal limited or general partner in these local partnerships pursuant to arm’s-length negotiations with these developers, or others, who normally act as general partners. As a limited partner, REAL VI’s liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL VI has the right to replace the general partner of the local limited partnerships. As discussed above, REAL VI is a general partner in certain of the local partnerships, but otherwise does not have control of sale or refinancing, etc.

Although each of the partnerships in which REAL VI has invested will generally own a project which must compete in the marketplace for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible “low income” tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 2001, projects in which REAL VI had invested were substantially rented. The following is a schedule of the status, as of December 31, 2001, of the projects owned by local partnerships in which REAL VI, either directly or indirectly through REA III, has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
AND GENERAL PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT
DECEMBER 31, 2001

		Units Authorized
		For Rental		Percentage of
	No. of	Assistance Under	Units	Total Units
Name and Location	Units	Section 8	Occupied	Occupied

Local Partnerships

Boynton Terrace Boynton Beach, FL	89	89	89	100%

Cady Brook Apts. Charlton, MA	40	None	39	97%

Cassidy Village Columbus, Ohio	98	50	96	98%

Century Plaza Hampton, VA	120	120	118	98%

Crockett Manor Trenton, TN	38	38	30	79%

Eastridge Apts. Briston, VA	96	65	88	92%

Filmore I Phoenix, AZ	32	32	27	84%

Grant-Ko Enterprises Platteville, WI	40	None	37	93%

Hummelstown Manor Hummelstown, PA	51	50	51	100%

Kentucky Manor Oak Grove, KY	48	None	48	100%

Lonsdale Housing Providence, RI	131	131	128	98%

Marshall Plaza I Lorain, Ohio	40	40	39	98%

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED
AND GENERAL PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT
DECEMBER 31, 2001
Continued

		Units Authorized
		For Rental		Percentage of
	No. of	Assistance Under	Units	Total Units
Name and Location	Units	Section 8	Occupied	Occupied

Marshall Plaza II Lorain, Ohio	50	48	48	96%

New-Bel-Mo New Glarus, Bellemont, Monticello, WI	34	None	27	79%

Oakridge Apts. II Biloxi, MS	48	None	47	98%

Oakwood Manor Milan, TN	34	34	30	88%

Park Place Ewing, NJ	126	125	123	98%

Parkesedge Elderly Apts. Parkesedge, PA	45	45	45	100%

Penneco II Johnstown, PA	76	76	54	71%

Sauk-Ko Enterprises Baraboo, WI	30	None	23	77%

Sol 413 Old San Juan, PR	12	12	12	100%

Valley Oaks Senior Gault, CA	50	None	50	100%

Villas de Orocovix Orocovix, PR	41	41	39	95%

TOTALS	1,369	996	1,304	95%

ITEM 2. PROPERTIES

The local limited partnerships in which REAL VI holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS

Class Action

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and (vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

Other

The holder of a purchase money promissory note issued by Century Plaza limited partnership, one of the Partnerships investments, in the amount of $960,000 plus accrued interest payable of $1,579,451 as of December 31, 2001, filed a suit seeking a monetary judgment against the Partnership and the other partners. The Partnership and other defendants contend the not is non-recourse and intend to vigorously defend the action. The Partnership has no investment balance related to this Local Partnership.

Plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damages. Trial is schedule for August 13, 2002.

The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

As of December 31, 2001, the Partnership’s General Partner was a plaintiff or defendant in several other lawsuits. None of these lawsuits were related to the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests, held for investment by the Partnership, by a real estate investment trust organized by an affiliate of NAPICO, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests in 1998, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E. F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2001, there were 3,209 registered holders of units in REAL VI. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $2,769,110 to the limited partners and $27,971 to the general partners, which included using proceeds from the sale of the partnership interests. No other distributions have not been made from the inception of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,

	2001	2000	1999	1998	1997

Income (Loss) from Rental Operations	$—	$—	$—	$45,723	$(20,071)
Loss from Partnership Operations	(621,366)	(372,990)	(576,526)	(1,436,418)	(1,132,951)
Gain on Sale of Limited Partnership Interests and Rental Property	—	—	—	7,497,969	—
Equity in (Loss) Income of Limited Partnerships and Amortization of Acquisition Costs	(686,770)	(111,586)	(11,036)	(1,437,536)	625,025
Distribution from Limited Partnerships Recognized as Income	46,555	44,273	81,033	123,291	499,540

Net (Loss) Income	$(1,261,581)	$(440,303)	$(506,529)	$4,793,029	$(28,457)

Net (Loss) Income per Limited Partnership Interest	$(74)	$(26)	$(30)	$282	$(2)

Total Assets	$2,657,623	$3,738,452	$4,062,164	$7,426,779	$15,726,187

Investments in Limited Partnerships	$510,157	$541,072	$509,999	$500,744	$5,885,699

Rental Property	$—	$—	$—	$—	$3,016,049

Mortgage Notes Payable	$—	$—	$—	$—	$4,828,404

Notes Payable and Amounts Due for Partnership Interests	$1,765,000	$1,765,000	$1,765,000	$1,765,000	$5,795,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership’s primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnership in which the Partnership has invested. It is not expected that any of the local partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. The Partnership made a cash distribution to investors in March 1999 using proceeds from the disposition of its investments in certain limited partnerships.

The Partnership also owned and operated an apartment building which was sold in 1998 to the Operating Partnership. The units were leased primarily on a month-to-month basis. These building’s primary source of funds was the rental payments from tenants. Expenditures primarily included normal operating expenses and debt service.

Capital Resources

REAL VI received $42,000,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period April 22, l983, to March 31, 1984, pursuant to a registration statement on Form S-11.

Results of Operations

The Partnership was formed to provide various benefits to its partners as discussed in Item 1.

At December 31, 2001, the Partnership has investments in 23 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 90% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the local limited partnerships that were allocated to the Partnership were $363,000, $440,000 and $426,000 for the years ended December 31, 2001, 2000 and 1999, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in loss of limited partnerships of $686,770, $111,586 and $11,036 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in equity in loss in 2001 and 2000 is a result of the Partnership being able to recognize greater losses as a result its increased capital contributions to the local limited partnerships in 2001 and 2000. Capital contributions, which were required to fund operating deficits of the local limited partnerships, increased from $62,704 in 1999 to $696,295 and $157,338 in 2001 and 2000, respectively. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $11,752,000 and $11,357,000 as of December 31, 2001 and 2000, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $43,364, $44,273 and $81,033 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 2001 and 2000, the Partnership has cash and cash equivalents of $2,147,466 and $3,197,380, respectively. These amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning $102,629, $185,690 and $138,560 in interest income for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of interest income varies with market rates available and with the amount of funds available for investment. Interest income decreased in 2001 primarily as a result of the reduction in cash balances and interest rates during 2001. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership’s original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a local limited partnership. Management fees were $206,433 for the years ended December 31, 2001, 2000 and 1999.

Under recently adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $97,556 for the year ended December 31, 1999, and are included in partnership general and administrative expenses.

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

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered for the Partnership and general and administrative expenses. Legal and accounting fees were $180,882, $120,546 and $96,827 for the years ended December 31, 2001, 2000 and 1999, respectively. General and administrative expenses were $199,880, $94,901 and $271,276 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $22,740, $20,424 and $41,364 for the years ended December 31, 2001, 2000 and 1999, respectively. Also included in partnership general and administrative expenses for 1999 is $97,556, related to the aforementioned third-party review of the properties owned by the local partnerships.

At December 31, 2001, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The Partnership was relieved of notes payable in the amount of $4,030,000 in connection with the sale of the partnership interests to the Operating Partnership. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Interest expense was $136,800 for 2001 and 2000 and $140,550 for 1999.

Total revenue for the local partnerships were $10,032,000, $9,895,000 and $9,928,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Total expenses for the local partnerships were $10,396,000, $10,336,000 and $10,354,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The total net loss for the local partnerships for 2001, 2000 and 1999 aggregated $364,000, $441,000 and $426,000, respectively. The losses allocable to the Partnership were $363,000, $440,000 and $426,000 for 2001, 2000 and 1999, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the Partnership is subject to market risk resulting from fluctuations in the general level of U.S. interest rates as the Partnership’ debt of $1,440,000 is based on a weighted average fixed rate of 9.8% per annum. As a result, the Partnership will be obligated to pay contractually agreed upon rates of interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incur substantial prepayment penalties.

The following table provides information about the Partnership’s interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of December 31, 2001 and 2000:

								Fair Market
	2002	2003	2004	2005	2006	Thereafter	Total	Value

Interest Rate Sensitive Liabilities:
Fixed Rate Debt	$520,000			$750,000		$170,000	$1,440,000	$1,440,000
Weighted Average Interest Rate	9.5%			9.9%		9.9%	9.8%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(A California limited partnership)

FINANCIAL STATEMENTS,
FINANCIAL STATEMENT SCHEDULES
AND INDEPENDENT PUBLIC ACCOUNTANTS’ REPORT
DECEMBER 31, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VI
(A California limited partnership)

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VI (a California limited partnership) as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index in Item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 15 percent and 11 percent of total assets as of December 31, 2001 and 2000, respectively, and the equity in income of these limited partnerships represents 3 percent, 5 percent and 5 percent of the total net income of the Partnership for the years ended December 31, 2001, 2000 and 1999, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VI as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
April 5, 2002

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS

	2001	2000

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)	$510,157	$541,072
CASH AND CASH EQUIVALENTS (Note 1)	2,147,466	3,197,380

TOTAL ASSETS	$2,657,623	$3,738,452

LIABILITIES AND PARTNERS’ DEFICIENCY
LIABILITIES:
Notes payable and amounts due for partnership interests (Notes 3 and 7)	$1,765,000	$1,765,000
Accrued interest payable (Notes 3 and 7)	2,184,724	2,064,801
Accounts payable	71,423	16,429
Due to affiliates (Note 4)	5,835	—

	4,026,982	3,846,230

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)
PARTNERS’ EQUITY (DEFICIENCY):
General partners	(364,883)	(352,267)
Limited partners	(1,004,476)	244,489

	(1,369,359)	(107,778)

TOTAL LIABILITIES AND PARTNERS’ DEFICIENCY	$2,657,623	$3,738,452

The accompanying notes are an integral part of these consolidated financial statements.

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

INTEREST AND OTHER INCOME	$102,629	$185,690	$138,560

OPERATING EXPENSES:
Management fees — general partner (Note 4)	206,433	206,433	206,433
Legal and accounting	180,882	120,546	96,827
General and administrative	199,880	94,901	271,276
Interest (Note 3)	136,800	136,800	140,550

	723,995	558,680	715,086

LOSS FROM OPERATIONS	(621,366)	(372,990)	(576,526)
EQUITY IN LOSS OF LIMITED PARTNERSHIPS AND AMORTIZATION OF ACQUISITION COSTS (Note 2)	(686,770)	(111,586)	(11,036)
DISTRIBUTIONS FROM LIMITED PARTNERSHIPS RECOGNIZED AS INCOME (Note 2)	46,555	44,273	81,033

NET LOSS	$(1,261,581)	$(440,303)	$(506,529)

NET LOSS PER LIMITED PARTNERSHIP INTEREST (Note 1)	$(74)	$(26)	$(30)

The accompanying notes are an integral part of these consolidated financial statements.

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	General	Limited
	Partners	Partners	Total

(DEFICIENCY) EQUITY, January 1, 1999	$(314,828)	$3,950,963	$3,636,135
Distributions	(27,971)	(2,769,110)	(2,797,081)
Net loss, 1999	(5,065)	(501,464)	(506,529)

(DEFICIENCY) EQUITY, December 31, 1999	(347,864)	680,389	332,525
Net loss, 2000	(4,403)	(435,900)	(440,303)

(DEFICIENCY) EQUITY, December 31, 2000	(352,267)	244,489	(107,778)
Net loss, 2001	(12,616)	(1,248,965)	(1,261,581)

(DEFICIENCY) EQUITY, December 31, 2001	$(364,883)	$(1,004,476)	$(1,369,359)

The accompanying notes are an integral part of these consolidated financial statements.

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,261,581)	$(440,303)	$(506,529)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in loss of limited partnerships and amortization of acquisition costs	686,770	111,586	11,036
Decrease (increase) in due from NAPICO	—	239,770	(239,770)
Decrease in other assets	—	—	50,985
Increase in accrued interest payable	119,923	107,067	140,550
Increase (decrease) in accounts payable	54,994	9,523	(201,555)
Increase in due to affiliates	5,835	—	—

Net cash (used in) provided by operating activities	(394,059)	27,643	(745,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from limited partnerships recognized as a return of capital	40,440	14,680	42,413
Capital contribution to investee limited partnership	(696,295)	(157,338)	(62,704)
Proceeds from sale of limited partnership interests	—	—	1,397,081

Net cash (used in) provided by investing activities	(655,855)	(142,658)	1,376,790

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages	—	—	—
Distributions to partners	—	—	(2,797,081)

Net cash used in financing activities	—	—	(2,797,081)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,049,914)	(115,015)	(2,165,574)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,197,380	3,312,395	5,477,969

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,147,466	$3,197,380	$3,312,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$16,877	$29,733	$—

The accompanying notes are an integral part of these consolidated financial statements.

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited VI (the “Partnership”), was formed under the California Limited Partnership Act on October 12, 1982. The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects and to acquire, lease, sell or mortgage real or personal property. The general partners are National Partnership Investments Associates (NAPIA), a limited partnership, and National Partnership Investments Corp. (NAPICO). The business of the Partnership is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the “Operating Partnership”) a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The business of REAL VI is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

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

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies (Continued)

The Partnership shall be dissolved only upon the expiration of 50 complete calendar years (December 31, 2032) from the date of the formation of the partnership or the occurrence of various other events as specified in the Partnership agreement.

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partner’s liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

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
DECEMBER 31, 2001

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,810 for all years presented.

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

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies (Continued)

No impairment losses were recognized during the years ended December 31, 2001, 2000 and 1999.

2.	Investments in Limited Partnerships

The Partnership holds limited partnership interests in 20 limited partnerships as of December 31, 2001 and 2000, after selling its interests in 10 limited partnerships in 1998. In addition, REAL VI holds a general partner interest in Real Estate Associates III (“REA III”), a California general partnership. NAPICO is also a general partner in REA III. REA III, in turn, holds limited partner interests in 3 limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 limited partnerships, which own residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

Equity in losses of unconsolidated limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $11,752,000 and $11,357,000 as of December 31, 2001 and 2000, respectively.

Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

The following is a summary of the investments in unconsolidated limited partnerships and reconciliation to the limited partnership accounts:

	2001	2000

Investment balance, beginning of year	$541,072	$509,999
Equity in loss of limited partnerships	(680,458)	(105,273)
Amortization of capitalized acquisition costs and fees	(6,312)	(6,312)
Capital contributions	696,295	157,338
Distributions recognized as a return of capital	(40,440)	(14,680)

Investment balance, end of year	$510,157	$541,072

The difference between the investment per the accompanying balance sheets at December 31, 2001 and 2000, and the deficiency per the limited partnerships’ combined financial statements is due primarily to cumulative unrecognized equity in losses of limited partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Selected financial information from the combined financial statements at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

Balance Sheets

	2001	2000

	(in thousands)
Land and buildings, net	$20,483	$21,486

Total assets	$30,268	$30,598

Mortgage loans payable	$30,087	$32,798

Total liabilities	$38,997	$40,270

Deficiency of the Real Estate Associates Limited VI	$(10,204)	$(9,776)

Equity of other partners	$1,475	$104

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

Statements of Operations

	2001	2000	1999

		(in thousands)
Total revenue	$10,032	$9,895	$9,928

Interest expense	$2,560	$2,588	$2,675

Depreciation	$1,603	$1,612	$1,603

Total expenses	$10,396	$10,336	$10,354

Net loss	$(364)	$(441)	$(426)

Net loss allocable to the Partnership	$(363)	$(440)	$(426)

Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership’s share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

An affiliate of NAPICO is the general partner in 6 of the limited partnerships included above, and another affiliate received property management fees ranging from 5 percent to 7 percent of the revenue from four of these partnerships. The affiliate received property management fees of $108,835, $72,739 and $77,003 in 2001, 2000 and 1999, respectively. The following sets

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

forth the significant data for the partnerships in which an affiliate of NAPICO is the general partner, reflected in the accompanying financial statements using the equity method of accounting:

	2001	2000	1999

		(in thousands)
Total assets	$5,500	$5,559

Total liabilities	$7,094	$8,307

Deficiency of Real Estate Associates Limited VI	$(2,884)	$(2,648)

Deficiency of other partners	$1,290	$(100)

Total revenue	$2,000	$1,923	$1,939

Net loss	$(214)	$(340)	$(321)

Under recently adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

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

As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $97,556 for the year ended December 31, 1999, and are included in partnership general and administrative expenses.

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
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

3.	Notes Payable and Amounts Due for Partnership Interests

Certain of the Partnership’s investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000, based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 to 10 percent per annum and have principal maturities ranging from December 1999 to December 2012. Notes payable and related accrued interest payable aggregating $1,318,388 became payable prior to December 31, 2001. Management is in process of attempting to negotiate extensions of the maturity dates on these notes payable.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

Maturity dates of the notes payable and related accrued interest are as follows:

		Accrued
Years Ending December 31,	Notes	Interest

2002	$520,000	$847,788
2003	—	—
2004	—	—
2005	750,000	1,044,751
2006	—	—
Thereafter	170,000	292,185

	$1,440,000	$2,184,724

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

4.	Fees and Expenses Due General Partner

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $22,740, $20,424 and $41,364 in 2001, 2000 and 1999, respectively, and is included in general and administrative expenses.

At December 31, 2001, $5,835 is due to other partnerships in which NAPICO is also the general partner.

5.	Contingencies

Class Action

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

5.	Contingencies (Continued)

amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and (vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

Other

The holder of a purchase money promissory note issued by Century Plaza limited partnership, one of the Partnerships investments, in the amount of $960,000 plus accrued interest payable of $1,579,451 as of December 31, 2001, filed a suit seeking a monetary judgment against the Partnership and the other partners. The Partnership and other defendants contend the not is non-recourse and intend to vigorously defend the action. The Partnership has no investment balance related to this Local Partnership.

Plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damages. Trial is schedule for August 13, 2002.

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

5.	Contingencies (Continued)

The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

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

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investments in investee limited partnerships and are payable only out of cash distributions from investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

8.	Fourth-Quarter Adjustment

The Partnership’s policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The difference of $215,046 between the estimated nine-month equity in loss and the actual 2001 year end equity in loss, has been recorded in the fourth quarter.

SCHEDULE

REAL ESTATE ASSOCIATES LIMITED VI
INVESTMENTS IN LIMITED PARTNERSHIPS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Year Ended December 31, 2001

				Cash From	Equity
		Capital		Distri-	in
	Balance	Contri-	Amortization	butions/Sale	Income	Balance
Limited Partnerships	12/31/2000	butions	Acq costs	Received	(Loss)	12/31/2001

Boynton Terrace	$	$235,986	$	$	$(235,986)	$—
Cady Brook Apts					—	—
Cassidy Village	184,666		(1,612)		(16,163)	166,891
Crockett Manor		100,303			(100,303)	—
Eastridge Apts					—	—
Filmore I		65,705			(65,705)	—
Grant-Ko Enterprises					—	—
Hummelstown Manor					—	—
Kentucky Manor					—	—
Lonsdale Elderly					—	—
Marshall Plaza I					—	—
Marshall Plaza II					—	—
New-Bel-Mo Enterprises					—	—
Oakridge Apts					—	—
Oakwood Manor		37,355			(37,355)	—
Park Place Apts., NJ	356,406		(4,700)	(40,440)	32,000	343,266
Parkesedge Elderly Apts					—	—
Paula Maria Apts. (Century Plaza)		30,396			(30,396)	—
Penneco II		211,950			(211,950)	—
Sauk-Ko Enterprises					—	—
SOL 413		14,600			(14,600)	—
Valley Oak Apts					—	—
Villas de Orocovix					—	—

	$541,072	$696,295	$(6,312)	$(40,440)	$(680,458)	$510,157

SCHEDULE
(Continued)

REAL ESTATE ASSOCIATES LIMITED VI
INVESTMENTS IN LIMITED PARTNERSHIPS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Year Ended December 31, 2000

				Cash From
	Balance			Distri-		Balance
	January 1,	Capital	Amortization	butions/Sale	Equity in	December 31,
Limited Partnerships	2000	Contributions	Acq costs	Received	Income/(Loss)	2000

Boynton Terrace	$	$25,000	$	$	$(25,000)	$—
Cady Brook Apts
Cassidy Village	205,129				(20,463)	184,666
Crockett Manor		63,636			(63,636)	—
Eastridge Apts
Filmore I		26,927			(26,927)	—
Grant-Ko Enterprises
Hummelstown Manor
Kentucky Manor
Lonsdale Elderly
Marshall Plaza I
Marshall Plaza II
New-Bel-Mo Enterprises
Oakridge Apts
Oakwood Manor		39,500			(39,500)	—
Park Place Apts., NJ	304,870			(14,680)	66,216	356,406
Parkesedge Elderly Apts
Paula Maria Apts. (Century Plaza)
Penneco II
Sauk-Ko Enterprises
SOL 413		2,275			(2,275)	—
Valley Oak Apts
Villas de Orocovix

	$509,999	$157,338	$—	$(14,680)	$(111,585)	$541,072

SCHEDULE
(Continued)

REAL ESTATE ASSOCIATES LIMITED VI
INVESTMENTS IN LIMITED PARTNERSHIPS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Year Ended December 31, 1999

				Cash From
	Balance			Distri-		Balance
	January 1,	Capital	Amortization	butions/Sale	Equity in	December 31,
Limited Partnerships	1999	Contributions	Acq costs	Received	Income/(Loss)	1999

Boynton Terrace	$	$	$	$	$	$
Cady Brook Apts
Cassidy Village	229,113				(23,984)	205,129
Crockett Manor		35,000			(35,000)	—
Eastridge Apts
Filmore I		17,604			(17,604)	—
Grant-Ko Enterprises
Hummelstown Manor
Kentucky Manor
Lonsdale Elderly
Marshall Plaza I
Marshall Plaza II
New-Bel-Mo Enterprises
Oakridge Apts
Oakwood Manor		4,000		(4,000)		—
Park Place Apts., NJ	271,631			(38,413)	71,652	304,870
Parkesedge Elderly Apts
Paula Maria Apts. (Century Plaza)
Penneco II
Sauk-Ko Enterprises
SOL 413		6,100			(6,100)	—
Valley Oak Apts
Villas de Orocovix

	$500,744	$62,704	$—	$(42,413)	$(11,036)	$509,999

SCHEDULE
(Continued)

REAL ESTATE ASSOCIATES LIMITED VI
INVESTMENTS IN LIMITED PARTNERSHIPS
FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

NOTES:	1.	Equity in losses represents the Partnership’s allocable share of the net loss from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or below zero to an amount equal to future capital contributions to be made by the Partnership.

	2.	Cash distributions from the limited partnerships will be treated as a return of the investment and will reduce the investment balance until such time as the investment is reduced to an amount equal to additional contributions. Distributions subsequently received will be recognized as income.

SCHEDULE III

REAL ESTATE ASSOCIATES LIMITED VI
REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
HELD BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS INVESTMENTS
DECEMBER 31, 2001

NOTES:	1.	Each local partnership has developed, owns and operates the housing project. Substantially all project costs, including construction period interest expense, were capitalized by the local partnerships.

	2.	Depreciation is provided for by various methods over the estimated useful lives of the projects. The estimated composite useful lives of the buildings are generally from 25 to 40 years.

	3.	Investments in property and equipment — limited partnerships:

		Buildings,
		Furnishings,
		And
	Land	Equipment	Total

Balance, January 1, 1999	$2,602,635	$48,359,426	$50,962,061
Net additions, 1999	—	356,504	356,504

Balance, December 31, 1999	2,602,635	48,715,930	51,318,565
Net additions, 2000	24,500	265,891	290,391

Balance, December 31, 2000	2,627,135	48,981,821	51,608,956
Net additions, 2001	520	613,277	613,797

Balance, December 31, 2001	$2,627,655	$49,595,098	$52,222,753

SCHEDULE III

REAL ESTATE ASSOCIATES LIMITED VI
REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS INVESTMENTS
DECEMBER 31, 2001

				Buildings, Furnishings	Total
				and Equipment	Land
	Number	Outstanding		Amount Carried	Buildings,
	of	Mortgage		at Close of	Furnishings	Accumulated	Construction
Partnership/Location	Units	Loan	Land	Period	and Equipment	Depreciation	Period

Boynton Terrace	89	$4,470,000	$$208,001	$4,147,980	$4,355,981	$2,523,214	1983-1984
Boyton Beach, FL
Cadybrook	40	945,050	89,225	1,938,400	2,027,625	783,957	(A	)
Charlton, MA
Crockett Manor	38	980,410	10,000	1,271,228	1,281,228	798,213	(A	)
Trenton, TN
Eastridge Apts	96	450,706	101,500	1,634,908	1,736,408	1,491,811	(A	)
Bristol, VA
Filmore I	32	1,170,129	115,000	1,312,495	1,427,495	840,888	(A	)
Phoenix, AZ
Grant-Ko Enterprises	40	1,221,628	100,000	1,488,400	1,588,400	885,577	(A	)
Platteville, WS
Hummelstown Manor	51	1,727,491	96,839	1,759,462	1,856,301	1,712,269	1983
Hummelstown, PA
Kentucky Manor	48	1,382,125	101,396	1,478,214	1,579,610	1,136,360	(A	)
Oak Grove, KY
Lonsdale Housing	131	2,031,411	214,833	6,252,704	6,467,537	4,989,639	(A	)
Providence, RI
New-Bel-Mo Enterprises	34	953,657	78,078	1,177,695	1,255,773	706,355	(A	)
New Glarus, Belleville, Monticello, WS
Oakridge Apts	48	1,193,639	55,000	1,543,170	1,598,170	1,408,353	(A	)
Biloxi, MS
Oakwood	34	579,517	61,358	875,982	937,340	376,092	(A	)
Milan, TN
Park Place	126	5,091,046	336,918	7,517,638	7,854,556	3,497,794	1983-1984
Ewing, NJ
Parkesedge Elderly Apts	45	1,442,117	160,000	2,024,161	2,184,161	978,876	(A	)
Parkesedge, PA
Penneco II	76	0	79,627	2,980,044	3,059,671	1,835,260	(A	)
Johnstown, PA
Sauk-Ko Enterprises	30	735,893	60,000	1,189,030	1,249,030	709,079	(A	)
Baraboo, WS
SOL - 413	12	351,778	50,000	425,819	475,819	258,011	(A	)
Old San Juan, PR
Valley Oaks Senior	50	1,771,000	121,464	1,928,899	2,050,363	1,340,415	(A	)
Galt, CA
Villas de Orocovix	41	1,394,805	59,550	1,934,627	1,994,177	1,153,256	(A	)
Orocovix, PR
Cassidy Village	98	915,946	156,850	2,056,616	2,213,466	1,191,963	(A	)
Columbus, OH
Marshall Plaza I	40	156,650	68,414	709,014	777,428	411,625	(A	)
Loraine, OH
Marshall Plaza II	50	224,849	78,901	922,316	1,001,217	535,507	(A	)
Loraine, OH
Paula Maria I	120	896,716	215,730	2,865,588	3,081,318	2,005,621	(A	)
Hampton, VA
Additional basis of real estate due to REAL VI’s capital contribution to limited partnership not recorded by investee limited partnership			8,971	160,708	169,679	169,680

	1,369	$30,086,563	$2,627,655	$49,595,098	$52,222,753	$31,739,815

(A)	This project was completed when REAL VI entered the Partnership.

SCHEDULE III
(Continued)

REAL ESTATE ASSOCIATES LIMITED VI
REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
HELD BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS INVESTMENTS
DECEMBER 31, 2001

Buildings,
Furnishings
And
Equipment

Accumulated Depreciation:
Balance at January 1, 1999	$26,992,955
Net additions for 1999	1,578,144

Balance at December 31, 1999	28,571,099
Net additions for 2000	1,552,311

Balance at December 31, 2000	30,123,410
Net additions for 2001	1,616,405

Balance at December 31, 2001	$31,739,815

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Real Estate Associates Limited VI (the “Partnership”) has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the “Operating Partnership”) a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. On March 11, 2002, NAPICO became a wholly owned subsidiary of Apartment Investment and Management Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership’s affairs.

Charles H. Boxenbaum, 72, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger’s seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

Bruce E. Nelson, 50, President, Chief Operating Officer and a director of NAPICO.

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

Alan I. Casden, 56, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, the President’s Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

Brian H. Shuman, 39, Senior Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President — Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

Patricia W. Toy, 72, Senior Vice President — Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

Jeffrey H. Sussman, 35, Senior Vice President, General Counsel and Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the “Commission”), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission’s order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO’s ability to serve as the Partnership’s Managing General Partner.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

Real Estate Associates Limited VI has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate

General Partner an annual management fee. The annual management fee is approximately equal to      .5 percent of the invested assets, including the Partnership’s allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the local partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. (“NAPICO”). The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interest in the capital accounts of the respective partnerships. Management fees were $206,433 for the years ended December 31, 2001, 2000 and 1999.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $22,740, $20,424 and $41,364 in 2001, 2000 and 1999, respectively, and is included in operating expenses.

An affiliate of NAPICO is the general partner in 6 of the limited partnerships in which the partnership has an investment, and another affiliate receives property management fees of approximately 5 to 7 percent of revenue from 4 of these partnerships. The affiliate received property management fees of $108,835, $72,739 and $77,003 in 2001, 2000 and 1999, respectively.

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

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

Financial Statements

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Partners’ Equity (Deficiency) for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Applicable to Real Estate Associates Limited VI Real Estate III and the Limited Partnerships:

Schedule — Investments in Limited Partnerships, December 31, 2001, 2000 and 1999.

Schedule III — Real Estate and Accumulated Depreciation, December 31, 2001, 2000 and 1999.

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

Reports on Form 8-K

No reports on Form 8-K were filed during the year ended December 31, 2001.

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

/s/ Bruce E. Nelson

Bruce E. Nelson
Director and President

/s/ Alan I. Casden

Alan I. Casden
Director

/s/ Brian H. Shuman

Brian H. Shuman
Chief Financial Officer