Form 10QSB
period 2002-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2002-05-15
CIK 715578

FORM 10-QSB—QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Quarterly or Transitional Report

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-13112

REAL ESTATE ASSOCIATES LIMITED VI

(A California Limited Partnership)

California (State or other jurisdiction of incorporation or organization)	95-3778627 (I.R.S. Employer Identification No.)

9090 Wilshire Blvd., Suite 201,
Beverly Hills, California 90211
(Address of principal executive offices)

(310) 278-2191
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

INDEX TO FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2002

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

BALANCE SHEET

MARCH 31, 2002
(Unaudited)

ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)	$512,538
CASH AND CASH EQUIVALENTS (Note 1)	2,012,623

TOTAL ASSETS	$2,525,161

LIABILITIES AND PARTNERS’ DEFICIENCY
LIABILITIES:
Notes payable and amounts due for partnership interests (Note 3)	$1,765,000
Accrued interest payable (Note 3)	2,218,924
Accounts payable	138,928
Due to affiliates (Note 4)	308

4,123,160

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)
PARTNERS’ DEFICIENCY:
General partners	(367,169)
Limited partners	(1,230,830)

(1,597,999)

TOTAL LIABILITIES AND PARTNERS’ DEFICIENCY	$2,525,161

The accompanying notes are an integral part of these consolidated financial statements.

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

INTEREST AND OTHER INCOME	$6,295	$40,738

OPERATING EXPENSES:
Management fees — general partner (Note 4)	51,609	51,608
Legal and accounting	41,898	—
General and administrative (Note 4)	44,016	41,647
Interest (Note 3)	34,200	34,200

	171,723	127,455

LOSS FROM PARTNERSHIP OPERATIONS	(165,428)	(86,717)
EQUITY IN INCOME OF LIMITED PARTNERSHIPS AND AMORTIZATION OF ACQUISITION COSTS (Note 2)	2,381	12,000
WRITE-OFF OF ADVANCES TO PARTNERSHIPS (Note 2)	(65,593)	(131,928)

NET LOSS	$(228,640)	$(206,645)

NET LOSS PER LIMITED PARTNERSHIP INTEREST (Note 1)	$(13)	$(12)

The accompanying notes are an integral part of these consolidated financial statements.

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

	General	Limited
	Partners	Partners	Total

PARTNERSHIP INTERESTS		16,810

DEFICIENCY,
January 1, 2002	$(364,883)	$(1,004,476)	$(1,369,359)
Net loss for the three months ended March 31, 2002	(2,286)	(226,354)	(228,640)

DEFICIENCY,
March 31, 2002	$(367,169)	$(1,230,830)	$(1,597,999)

The accompanying notes are an integral part of these consolidated financial statements.

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES
(a California limited partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(228,640)	$(206,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of limited partnerships and amortization of acquisition costs	(2,381)	(12,000)
Increase in accrued interest payable	34,200	34,200
Decrease in due to affiliates	(5,527)	—
Increase in accounts payable	67,505	824

NET DECREASE IN CASH AND CASH EQUIVALENTS	(134,843)	(183,621)
CASH AND CASH EQUIVALENTS, beginning of period	2,147,466	3,197,380

CASH AND CASH EQUIVALENTS, end of period	$2,012,623	$3,013,759

The accompanying notes are an integral part of these consolidated financial statements.

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2001 prepared by Real Estate Associates Limited VI and Subsidiaries (the “Partnership”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2002 and the results of operations and changes in cash flows for the three months then ended.

The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued. SFAS No. 141 was effective immediately and SFAS 142 was effective January 2002. In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and bank certificates of deposit with maturities of three months or less. Restricted cash consist of tenants’ security and escrow deposits and mortgage impounds. The Partnership has its cash and cash equivalents on deposit primarily with two high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

Income Taxes

No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2002, the Partnership holds limited partnership interests in 20 limited partnerships. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partner interests in 3 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 partnerships which owned as of March 31, 2002, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the limited partnerships in which it has invested.

Equity in losses of unconsolidated limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $11,847,000 as of March 31, 2002.

Distributions from the unconsolidated limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

The following is a summary of the investment in unconsolidated limited partnerships for the three months ended March 31, 2002:

Balance, beginning of period	$510,157
Equity in income of limited partnerships	3,959
Amortization of acquisition costs	(1,578)

Balance, end of period	$512,538

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIP (Continued)

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2002 and 2001 of the unconsolidated limited partnerships in which the Partnership has investments:

	Three months	Three months
	ended	ended
	March 31, 2002	March 31, 2001

Revenues:
Rental and other	$2,508,000	$2,474,000

Expenses:
Depreciation	401,000	403,000
Interest	640,000	647,000
Operating expenses	1,558,000	1,534,000

Total expenses	2,599,000	2,584,000

Net loss	$(91,000)	$(110,000)

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

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIP (Continued)

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

NOTE 3 — NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Certain of the Partnership’s investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 or 10 percent per annum and have principal maturities ranging from December 1999 to December 2012. Notes payable and related accrued interest payable aggregating $1,380,138 became payable prior to March 31, 2002. Management is in process of attempting to negotiate extensions of the maturity dates on these notes payable.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

Maturity dates of the notes payable and related accrued interest are as follows:

		Accrued
Years Ending December 31,	Notes	Interest

2002	$520,000	$860,138
2003	—	—
2004	—	—
2005	750,000	1,062,564
2006	—	—
Thereafter	170,000	296,222

	$1,440,000	$2,218,924

NOTE 4 — MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. This fee was approximately $52,000 and $52,000 for the three months ended March 31, 2002 and 2001, respectively.

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 4 — MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER (Continued)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $5,685 and $5,700 for the three months ended March 31, 2002 and 2001, respectively, and is included in general and administrative expenses.

NOTE 5 — CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for July 16, 2002.

The holder of a purchase money promissory note issued by Century Plaza limited partnership, one of the Partnerships investments, in the amount of $960,000 plus accrued interest payable of $1,603,000 as of March 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. The Partnership and other defendants contend the not is non-recourse and intend to vigorously defend the action. The Partnership has no investment balance related to this Local Partnership.

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

MARCH 31, 2002

NOTE 5 — CONTINGENCIES (Continued)

The managing general partner of the Partnership is involved in various lawsuits and have also been named defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

MARCH 31, 2002

ITEM 2. MANAGEMENT’S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income on short term investments and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors in March 31, 1999, primarily using proceeds from the disposition of its investments in certain limited partnerships.

Results of Operations

Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of invested assets is payable to the managing general partner.

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

Except for certificates of deposit and money market funds, the Partnership’s investments are entirely from interests in other limited and general partnerships owning government assisted projects. Funds temporarily not required for such investments in projects are invested providing interest income as reflected in the statement of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

Under recent adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

MARCH 31, 2002

ITEM 2. MANAGEMENT’S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Notes payable and related accrued interest payable aggregating $1,380,138 became payable prior to March 31, 2002. Management is in process of attempting to negotiate extensions of the maturity dates on these notes payable.

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

MARCH 31, 2002

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for July 16, 2002.

The holder of a purchase money promissory note issued by Century Plaza limited partnership, one of the Partnerships investments, in the amount of $960,000 plus accrued interest payable of $1,603,000 as of March 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. The Partnership and other defendants contend the not is non-recourse and intend to vigorously defend the action. The Partnership has no investment balance related to this Local Partnership.

A company has disseminated a proxy solicitation to the limited partners of the Partnership seeking their consent to (i) remove the general partners of the Partnership, (ii) elect a new general partner, (iii) analyze the possible disposition of the Partnership assets, (iv) distribute the Partnership’s cash reserves, (v) investigate alleged claims against the general partners of the Partnership and (vi) reduce management fees. The proxy solicitation terminated March 31, 2002. The outcome of the proxy solicitation has no yet been finalized, however, the managing general partner does not believe it will result in any material changes.

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

The Partnership’s managing general partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

MARCH 31, 2002

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	No exhibits are required per the provision of item 6 of regulation S-B and no reports on Form 8-K were filed during the quarter ended March 31, 2002.

REAL ESTATE ASSOCIATES LIMITED VI
(a California limited partnership)

MARCH 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VI AND SUBSIDIARIES (a California limited partnership)

By:	National Partnership Investments Corp., General Partner

By:	/s/ Peter Kompaniez Peter Kompaniez President

Date:	5/15/02

By:	/s/ Brian H. Shuman Brian H. Shuman Chief Financial Officer

Date:	5/15/02