Form 10-Q/A
period 2001-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2002-08-19
CIK 715578

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   Form 10-Q/A


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


                                    Yes  X     No

                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                              INDEX TO FORM 10-Q/A

                     FOR THE QUARTER ENDED JUNE 30, 2001




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Consolidated Balance Sheets, June 30, 2001 and
                  December 31, 2000                                            1

                  Consolidated Statements of Operations
                    Three and Six Months Ended June 30, 2001 and 2000          2

                  Consolidated Statement of Partners' Equity (Deficiency)
                    Six Months Ended June 30, 2001                             3

                  Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2001 and 2000                    4

                  Notes to Consolidated Financial Statements                   5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION                          11


PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           13

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            13

      SIGNATURES                                                              14

(This document amends the Form 10-Q for the quarter ended June 30, 2001, to properly reflect the consolidated statement of operations for the three months ended June 30, 2001.)

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                           CONSOLIDATED BALANCE SHEETS

                     JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                                             June 30,        December 31,
                                                               2001              2000
                                                           (Unaudited)
                        ASSETS

Investments in limited partnerships (Note 2)                $ 523,507         $ 541,072
Cash and cash equivalents (Note 1)                           2,784,597         3,197,380

            Total assets                                   $ 3,308,104       $ 3,738,452

         LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Notes payable and amounts due for partnership
     interests (Notes 3 and 6)                             $ 1,765,000       $ 1,765,000
   Accrued interest payable (Notes 3 and 6)                  2,133,200         2,064,801
   Accounts payable and accrued expenses                        26,454            16,429
                                                             3,924,654         3,846,230
Contingencies (Notes 4 and 5)

Partners' (deficiency) equity:
   General partners                                           (357,355)         (352,267)
   Limited partners                                           (259,195)          244,489
                                                              (616,550)         (107,778)

         Total liabilities and partners' deficiency        $ 3,308,104       $ 3,738,452

              The accompanying notes are an integral part of these
                      consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2001          2000           2001          2000
                                           (Restated)                   (Restated)
INTEREST INCOME                             $ 23,775      $ 43,337       $ 64,513      $ 81,622

OPERATING EXPENSES:
  Management fees - partners (Note 4)          51,609        51,342        103,217       102,950
  General and administrative (Note 4)          42,872        73,530        84,519        131,236
  Interest (Note 3)                            34,200        34,200        68,400         68,400
        Total operating expenses              128,681       159,072       256,136        302,586

Loss from Partnership operations             (104,906)     (115,735)     (191,623)      (220,964)
Distributions from limited partnerships
  recognized as income (Note 2)                 9,264        14,778         9,264         14,778
Equity in (loss) income of limited
  partnerships and amortization of
  acquisition costs (Note 2)                 (206,485)       12,000      (326,413)        24,000

Net loss                                    $(302,127)    $ (88,957)    $(508,772)     $(182,186)

Net loss per limited partnership
  interest (Note 1)                           $ (18)        $ (5)         $ (30)         $ (11)

              The accompanying notes are an integral part of these
                      consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY

                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       16,810

Partners' deficiency,
  January 1, 2001                     $ (352,267)       $ (244,489)      $ (107,778)

Net loss for the six months
  ended June 30, 2001                     (5,088)         (503,684)        (508,772)

Partners' deficiency,
  June 30, 2001                       $ (357,355)       $ (259,195)      $ (616,550)


              The accompanying notes are an integral part of these
                      consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (Unaudited)


                                                                      2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (508,772)     $ (182,186)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Equity in loss (income) of limited partnerships and
      amortization of acquisition costs                               326,413         (24,000)
     Decrease in due from NAPICO                                           --         239,770
     Increase (decrease) in:
      Accounts payable and accrued expenses                            10,025          12,597
      Accrued interest payable                                         68,399          53,266
         Net cash (used in) provided by operating activities         (103,935)         99,447

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from limited partnerships recognized as a
   return of capital                                                   40,440              --
  Advances to limited partnerships                                   (349,288)        (76,910)
         Net cash used in investing activities                       (308,848)        (76,910)


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (412,783)         22,537
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      3,197,380       3,312,395

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $2,784,597      $3,334,932


              The accompanying notes are an integral part of these
                      consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2001 and the results of operations and changes in cash flows for the three and six months then ended.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership holds limited partnership interests in 20 limited partnerships as of June 30, 2001. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partner interests in 3 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 23 partnerships located in 13 different states, which owned as of June 30, 2001, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The following is a summary of the investment in unconsolidated limited partnerships for the six months ended June 30, 2001:


           Balance, beginning of period                    $ 541,072
           Equity in loss of limited partnerships           (326,413)
           Advances to limited partnerships                  349,288
           Distribution recognized as a return of
             capital                                         (40,440)

           Balance, end of period                          $ 523,507


The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2001 and 2002 of the unconsolidated limited partnerships in which the Partnership has investments:

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2001           2000             2001            2000
Revenues
  Rental and other        $ 2,474,000     $ 2,482,000     $ 4,948,000     $ 4,964,000

Expenses
  Depreciation                403,000         401,000         806,000         802,000
  Interest                    647,000         669,000       1,294,000       1,338,000
  Operating                 1,534,000       1,519,000       3,068,000       3,038,000

                            2,584,000       2,589,000       5,168,000       5,178,000

Net loss                   $ (110,000)    $ (107,000)      $ (220,000)     $ (214,000)

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

On December 30, 1998, after obtaining the consent of the limited partners, the Partnership sold its limited partnership interest in 10 local limited partnerships and its general partner interest in one local general partnership to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,397,081 which was collected in 1999. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

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

Maturity dates of the notes payable and related accrued interest are as follows:

                                                                Accrued
             Year Ending December 31,            Notes         Interest
                       2001                    $ 520,000      $ 823,087
                       2002                           --             --
                       2003                           --             --
                       2004                           --             --
                       2005                      750,000        947,334
                    Thereafter                   170,000        362,779

                                               $1,440,000     $2,133,200

Notes and related accrued interest payable, aggregating $1,343,087 as of June 30, 2001 became payable in 1999.

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

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The mortgage notes payable are insured by HUD and are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the property and investee limited partnerships, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the mortgage note payable and the notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Rental operations consist primarily of rental income and depreciations expense, debt service, and normal operating expenses to maintain the properties. Variances in rental operations from the prior year to the current year relate to the sale of the Drexel property.

Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of invested assets is payable to the corporate general partner.

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

On December 30, 1998, the Partnership sold its limited partnership interests in 10 local limited partnerships and its general partner interest in one local general partnership to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,397,081 which was collected subsequent to year end. In March 1999, the Partnership made cash distributions of $2,769,110 to the limited partners and $27,971 to the general partners, primarily using proceeds from the sale of the partnership interests.

Notes and related accrued interest payable, aggregating $1,343,087 as of June 30, 2001 became payable in 1999.

Management is in the process of attempting to negotiate an extension of the maturity date on the past due note payable.

                           PART II - OTHER INFORMATION



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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) No exhibits are required per the provision of Item 7 of regulation S-K and no reports on Form 8K were filed during the quarter ended June 30, 2001.

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



                                    REAL ESTATE ASSOCIATES LIMITED VI AND
                                    SUBSIDIARIES
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   Charles H. Boxenbaum
                                          Charles H. Boxenbaum
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Chief Financial Officer


                                    Date: August 19, 2002