Form 10QSB
period 2002-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2002-08-19
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                         Commission file number 0-13112


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A California Limited Partnership)


          California                                             95-3778627
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization                               Identification No.)

                          55 Beattie Place, PO Box 1089
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)


                         9090 Wilshire Blvd., Suite 201,
                       Beverly Hills, California 90211
               (Address of former principal executive offices)

                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                              INDEX TO FORM 10-QSB

                     FOR THE QUARTER ENDED JUNE 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Consolidated Balance Sheet, June 30, 2002                    1

                  Consolidated Statements of Operations
                    Three and Six Months Ended June 30, 2002 and 2001          2

                  Consolidated Statement of Partners' Deficiency
                    Six Months Ended June 30, 2002                             3

                  Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2002 and 2001                    4

                  Notes to Consolidated Financial Statements                   5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                                11


PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           13

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            13

      SIGNATURES                                                              14

      EXHIBIT                                                                 15

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)



                        ASSETS

Investments in limited partnerships (Note 2)                              $ 577,816
Cash and cash equivalents                                                  1,822,701

            Total assets                                                 $ 2,400,517

         LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Notes payable and amounts due for partnership
     interests (Note 3)                                                  $ 1,765,000
   Accrued interest payable (Note 3)                                       2,252,627
   Accounts payable and accrued expenses                                      43,833
   Due to affiliates (Note 4)                                                 16,354
                                                                           4,077,814
Contingencies (Note 5)

Partners' deficiency:
   General partners                                      $ (367,962)
   Limited partners                                       (1,309,335)     (1,677,297)

         Total liabilities and partners' deficiency                      $ 2,400,517

 The accompanying notes are an integral part of these consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2002          2001           2002          2001

INTEREST INCOME                              $ 8,104      $ 23,775       $ 14,399      $ 64,513

OPERATING EXPENSES:
  Management fees - partners (Note 5)          49,706        51,609       101,315        103,217
  Legal and accounting                         17,667            --        59,565             --
  General and administrative (Note 5)          11,240        42,872        55,256         84,519
  Interest (Note 3)                            33,703        34,200        67,903         68,400
        Total operating expenses              112,316       128,681       284,039        256,136

Loss from Partnership operations             (104,212)     (104,906)     (269,640)      (191,623)
Distributions from limited partnerships
  recognized as income (Note 2)                16,382         9,264        16,382          9,264
Equity in income (loss) of limited
  partnerships and amortization of
  acquisition costs (Note 2)                    8,532      (206,485)      (54,680)      (326,413)

Net loss                                    $ (79,298)    $(302,127)    $(307,938)     $(508,772)

Net loss allocated to general partners       $ (793)      $ (3,021)      $ (3,079)     $ (5,088)
Net loss allocated to limited partners        (78,505)     (299,106)     (304,859)      (503,684)

                                            $ (79,298)    $(302,127)    $(307,938)     $(508,772)
Net loss per limited partnership
  interest (Note 1)                           $ (5)         $ (18)        $ (18)         $ (30)

 The accompanying notes are an integral part of these consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY

                    FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       16,810

Partners' deficiency,
  January 1, 2002                     $ (364,883)      $(1,004,476)     $(1,369,359)

Net loss for the six months
  ended June 30, 2002                     (3,079)         (304,859)        (307,938)

Partners' deficiency,
  June 30, 2002                       $ (367,962)      $(1,309,335)     $(1,677,297)


 The accompanying notes are an integral part of these consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (307,938)     $ (508,772)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Equity in loss of limited partnerships and
      amortization of acquisition costs                                54,680         326,413
     Increase (decrease) in:
      Due to affiliates                                                10,519             --
      Accounts payable and accrued expenses                           (27,590)         10,025
      Accrued interest payable                                         67,903          68,399
         Net cash used in operating activities                       (202,426)       (103,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from limited partnerships recognized as a
   return of capital                                                       --          40,440
  Advances to limited partnerships                                   (122,339)       (349,288)
         Net cash used in investing activities                       (122,339)       (308,848)


NET DECREASE IN CASH AND CASH EQUIVALENTS                            (324,765)       (412,783)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,147,466       3,197,380

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $1,822,701      $2,784,597


 The accompanying notes are an integral part of these consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                      (a California limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the audited annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the annual report for the year ended December 31, 2001 prepared by Real Estate Associates Limited VI and Subsidiaries (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2002 and the results of operations and changes in cash flows for the three and six months then ended.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partner of the Partnerships is National Partnership Investments Corp. ("NAPICO") or the Managing General Partner. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Real Estate Associates Limited VI and its majority-owned general partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

Method of Accounting for Investment in Limited Partnerships

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market mutual funds. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents may be in excess of the FDIC insurance limit.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2002, the Partnership holds limited partnership interests in twenty limited partnerships. In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partnership interests in three additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in twenty-three partnerships which owned as of June 30, 2002, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The following is a summary of the investment in unconsolidated limited partnerships for the six months ended June 30, 2002:


           Balance, beginning of period                    $ 510,157
           Equity in income of limited partnerships          (51,525)
           Amortization of acquisition costs                  (3,155)
           Capital contributions                             122,339

           Balance, end of period                          $ 577,816


The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2002 and 2001 of the unconsolidated limited partnerships in which the Partnership has invested:

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 2,508,000     $ 2,474,000     $ 5,016,000     $ 4,948,000

Expenses
  Depreciation                401,000         403,000         802,000         806,000
  Interest                    640,000         647,000       1,280,000       1,294,000
  Operating                 1,558,000       1,534,000       3,116,000       3,068,000

                            2,599,000       2,584,000       5,198,000       5,168,000

Net loss                   $ (91,000)     $ (110,000)      $ (182,000)     $ (220,000)

NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $61,932 and $61,613 for the six months ended June 30, 2002 and 2001, respectively.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Three of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 or 10 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating $1,392,488 became payable prior to June 30, 2002. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

Maturity dates of the notes payable and related accrued interest are as follows:

            Years Ending December 31,            Notes         Interest
                       2002                    $ 520,000      $ 872,488
                       2003                           --             --
                       2004                           --             --
                       2005                      750,000       1,079,879
                       2006                           --             --
                    Thereafter                   170,000        300,260

                                               $1,440,000     $2,252,627

NOTE 4 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was approximately $101,315 and $103,217 for the six months ended June 30, 2002 and 2001, respectively. $15,303 of the 2002 fees are payable to NAPICO at June 30, 2002 and are included in Due to affiliates on the accompanying balance sheet.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $11,370 for both of the six month periods ended June 30, 2002 and 2001, and is included in general and administrative expenses. $1,051 of these reimbursements are payable to NAPICO at June 30, 2002 and are included in Due to affiliates on the accompanying balance sheet.

NOTE 5 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002.

The holder of a purchase money promissory note issued by Century Plaza limited partnership, one of the Partnership's investments, in the amount of $960,000, filed a suit seeking a monetary judgment against the Partnership and the other partners. The Partnership and other defendants contended that the note is non-recourse. The parties entered a settlement agreement and the case was dismissed in June 2002. The Partnership has no investment balance related to this Local Limited Partnership.

A company has disseminated a proxy solicitation to the limited partners of the Partnership seeking their consent to (i) remove the general partners of the Partnership, (ii) elect a new general partner, (iii) analyze the possible disposition of the Partnership assets, (iv) distribute the Partnership's cash reserves, (v) investigate alleged claims against the general partners of the Partnership and (vi) reduce management fees. The proxy solicitation terminated March 31, 2002. Subsequent to March 31, 2002, the company abandoned the proxy solicitation.

A plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damaged. This case was dismissed without prejudice in May 2002.

The Managing General Partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The Managing General Partner of the Partnership is involved in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the managing general partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable and amounts due for partnership interests are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Partnership revenues consist primarily of interest income earned on investment of funds not required for investment in local partnerships.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of invested assets is payable to the Managing General Partner.

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

Except for investing cash in money market mutual funds, the Partnership's investments are entirely interests in other limited and general partnerships owning government assisted projects. Funds temporarily not required for such investments in projects are invested providing interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Notes payable and related accrued interest payable aggregating $1,392,488 became payable prior to June 30, 2002. Management is in the process of attempting to negotiate extensions of the maturity dates on these notes payable.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002.

The holder of a purchase money promissory note issued by Century Plaza limited partnership, one of the Partnerships investments, in the amount of $960,000 filed a suit seeking a monetary judgment against the Partnership and the other partners. The Partnership and other defendants contended that the note is non-recourse. The parties entered a settlement agreement and the case was dismissed in June 2002. The Partnership has no investment balance related to this Local Limited Partnership.

A company has disseminated a proxy solicitation to the limited partners of the Partnership seeking their consent to (i) remove the general partners of the Partnership, (ii) elect a new general partner, (iii) analyze the possible disposition of the Partnership assets, (iv) distribute the Partnership's cash reserves, (v) investigate alleged claims against the general partners of the Partnership and (vi) reduce management fees. The proxy solicitation terminated March 31, 2002. Subsequent to March 31, 2002, the company abandoned the proxy solicitation.

A plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damaged. This case was dismissed without prejudice in May 2002.

The Managing General Partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The Partnership's Managing General Partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3, Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 2-82090).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002:

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



                                    REAL ESTATE ASSOCIATES LIMITED VI AND
                                    SUBSIDIARIES
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/Charles H. Boxenbaum
                                          Charles H. Boxenbaum
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Chief Financial Officer


                                    Date: August 19, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles H. Boxenbaum, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    Charles H. Boxenbaum
                                    Name:  Charles H. Boxenbaum
                                    Date:  August 19, 2002


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 19, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.