Form 10QSB
period 2002-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2002-11-19
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X*] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                         Commission file number 0-13112


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (A California Limited Partnership)


          California                                            95-3778627
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                              Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)

* While this Form 10-QSB has been filed on the specified due date, it does not contain the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission thus will not consider this Form 10-QSB to be timely filed.

                                Explanatory Note

The Partnership is in the process of verifying that the equity method of accounting has been properly applied for its investments in limited partnerships. Once the Partnership has completed its review, Ernst & Young LLP will complete its review of the interim financial statements for the period ended September 30, 2002. As a result, this quarterly report includes financial statements that have not been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. Once the Partnership and Ernst & Young LLP have completed their review related to this issue, the Partnership expects that Ernst & Young LLP will complete the quarterly review required by Rule 10-01(d) of Regulation S-X.

As a result of the fact that Ernst & Young LLP has not completed its review of the interim financial statements as of and for the three months ended September 30, 2002, this Form 10-QSB is not accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended. The Partnership expects that these certifications will be filed by amendment to this Form 10-QSB upon completion of Ernst & Young LLP's review.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Consolidated Balance Sheet, September 30, 2002               1

                  Consolidated Statements of Operations
                    Three and Nine Months Ended September 30, 2002 and 2001    2

                  Consolidated Statement of Partners' Deficiency
                    Nine months Ended September 30, 2002                       3

                  Consolidated Statements of Cash Flows
                    Nine months Ended September 30, 2002 and 2001              4

                  Notes to Consolidated Financial Statements                   5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                                11

      ITEM 3.     CONTROLS AND PROCEDURES                                     13

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           14

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            14

      SIGNATURES                                                              15

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                        ASSETS

Investments in limited partnerships (Note 2)                              $ 665,819
Cash and cash equivalents                                                  1,704,668

            Total assets                                                 $ 2,370,487

         LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Notes payable and amounts due for partnership
     interests (Note 3)                                                  $ 1,765,000
   Accrued interest payable (Note 3)                                       2,287,215
   Accounts payable and accrued expenses                                      37,623
   Due to affiliates (Note 4)                                                 33,557
                                                                           4,123,395
Contingencies (Note 5)

Partners' deficiency:
   General partners                                      $ (368,718)
   Limited partners                                       (1,384,190)     (1,752,908)

         Total liabilities and partners' deficiency                      $ 2,370,487

The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001

interest income                              $ 6,545      $ 25,387       $ 20,944      $ 89,900

operating Expenses:
  Management fee - partners (Note 4)           51,609        51,609       152,924        154,826
  Legal and accounting                         22,941        68,411        82,506        114,995
  General and administrative (Note 4)          12,309        53,873        67,565         86,632
  Interest (Note 3)                            34,588        34,200       102,491        102,600
        Total operating expenses              121,447       208,093       405,486        459,053

Loss from Partnership operations             (114,902)     (182,706)     (384,542)      (369,153)
Distributions from limited partnerships
  recognized as income (Note 2)                    --            --        16,382          9,264
Equity in income (loss) of limited
  partnerships and amortization of
  acquisition costs (Note 2)                   39,291      (145,311)      (15,389)      (471,724)

Net loss                                    $ (75,611)    $(328,017)    $(383,549)     $(831,613)

Net loss allocated to general partners
  (1%)                                       $ (756)      $ (3,280)      $ (3,835)     $ (8,316)
Net loss allocated to limited partners
  (99%)                                       (74,855)     (324,737)     (379,714)      (823,297)

                                            $ (75,611)    $(328,017)    $(383,549)     $(831,613)
Net loss per limited partnership
  interest (Note 1)                           $ (4)         $ (19)        $ (23)         $ (49)

  The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                 CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       16,810

Partners' deficiency,
  January 1, 2002                     $ (364,883)      $(1,004,476)     $(1,369,359)

Net loss for the nine months
  ended September 30, 2002                (3,835)         (379,714)        (383,549)

Partners' deficiency,
  September 30, 2002                  $ (368,718)      $(1,384,190)     $(1,752,908)

  The accompanying notes are an integral part of these consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (383,549)     $ (831,613)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Equity in (income) loss of limited partnerships and
      amortization of acquisition costs                                15,389         471,724
     Increase (decrease) in:
      Due to affiliates                                                27,722             --
      Accounts payable and accrued expenses                           (33,800)         (6,901)
      Accrued interest payable                                        102,491         102,599
         Net cash used in operating activities                       (271,747)       (264,191)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   return of capital                                                    1,523          40,441
  Capital contributions                                              (172,574)       (506,831)
         Net cash used in investing activities                       (171,051)       (466,390)


NET DECREASE IN CASH AND CASH EQUIVALENTS                            (442,798)       (730,581)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,147,466       3,197,380

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $1,704,668      $2,466,799


  The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the audited annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the annual report for the year ended December 31, 2001 prepared by Real Estate Associates Limited VI (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2002 and the results of operations and changes in cash flows for the three and nine months then ended.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investment Associates ("NPIA" or the "Non-Corporate General Partner").

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Cash and Cash Equivalents

Cash  and  cash  equivalents  consist  of  cash  and  money  market  funds.  The
Partnership has its cash and cash equivalents on deposit primarily in money market funds. Such cash and cash equivalents may be in excess of the FDIC insurance limit.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2002, the Partnership holds limited partnership interests in twenty limited partnerships (the "Limited Partnerships"). In addition, the Partnership holds a general partner interest in REA III, which in turn, holds limited partnership interests in three additional Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in twenty-three Limited Partnerships which owned as of September 30, 2002, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 90 percent and 99 percent of the profits and losses of the Limited Partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA III. REA III holds a 99 percent interest in each of the Limited Partnerships in which it has invested.

Equity in losses of the Limited Partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions from the Limited Partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income. The investments in all but two of the Limited Partnerships have been reduced to zero as of September 30, 2002. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

The following is a summary of the investment in the Limited Partnerships for the nine months ended September 30, 2002:


           Balance, beginning of period                    $ 510,157
           Equity in loss of limited partnerships            (12,234)
           Amortization of acquisition costs                  (3,155)
           Capital contributions                             172,574
           Distributions recognized as a return of
             capital                                          (1,523)

           Balance, end of period                          $ 665,819


The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2002 and 2001 of the unconsolidated Limited Partnerships in which the Partnership has invested:


                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 2,508,000     $ 2,474,000     $ 7,524,000     $ 7,422,000

Expenses
  Depreciation                401,000         403,000       1,203,000       1,209,000
  Interest                    640,000         647,000       1,920,000       1,941,000
  Operating                 1,558,000       1,534,000       4,674,000       4,602,000

                            2,599,000       2,584,000       7,797,000       7,752,000

Net loss                   $ (91,000)     $ (110,000)      $ (273,000)     $ (330,000)

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the Limited Partnerships included above. The Limited Partnerships pay NAPICO or its affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were $80,772 and $86,195 for the nine months ended September 30, 2002 and 2001, respectively.

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

When the HAP Contracts are subject to renewal, there can be no assurance that the Limited Partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Three of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating approximately $1,405,000 became payable prior to September 30, 2002. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Limited Partnerships. Unpaid interest is due at maturity of the notes.

Maturity dates of the notes payable and related accrued interest are as follows:

            Years Ending December 31,            Notes         Interest
                       2002                    $ 520,000      $ 884,838
                       2003                            --             --
                       2004                            --             --
                       2005                       750,000      1,098,079
                       2006                            --             --
                    Thereafter                    170,000        304,298

                                               $1,440,000     $2,287,215

NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO CORPORATE GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee of approximately .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. This fee was $152,924 and $154,826 for the nine months ended September 30, 2002 and 2001, respectively. $32,506 of the 2002 fees are payable to NAPICO at September 30, 2002 and are included in "Due to affiliates" on the accompanying balance sheet.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $17,178 and $18,950 for the nine month periods ended September 30, 2002 and 2001, respectively, and is included in general and administrative expenses.

NOTE 5 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the Corporate General Partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

The Corporate General Partner of the Partnership is involved in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income on short term investments and distributions from Limited Partnerships in which the Partnership has invested. It is not expected that any of the Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

During the nine months ended September 30, 2002, the Partnership advanced funds to eleven of the Limited Partnerships totaling $172,754. The Partnership received distributions from Cadybrook, Valley Oaks Senior and Park Limited Partnerships during the nine months ended September 30, 2002. The Partnership's investment balance in Cadybrook and Valley Oaks Senior Limited Partnerships had been reduced to zero at September 30, 2002, so these distributions totaling $16,382 were recognized as income. The Partnership still has an investment balance in Park Place Limited Partnership so this distribution of $1,523 was recorded as a return of capital.

Results of Operations

Partnership revenues consist primarily of interest income earned on investment of funds not required for investment in Limited Partnerships.

An annual Partnership management fee in an amount equal to 0.4 percent of invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Limited Partnership. Management fees were approximately $153,000 and $155,000 for the nine months ended September 30, 2002 and 2001, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $82,506 and $114,995 for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses were $67,565 and $86,632 for the nine months ended September 30, 2002 and 2001, respectively.

The Partnership accounts for its investments in the Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Limited Partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. The investments in all but two of the Limited Partnerships have been reduced to zero as of September 30, 2002. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

Distributions received from Limited Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Except for investing cash in money market mutual funds, the Partnership's investments are entirely interests in other limited and general partnerships owning government assisted projects. Available cash is invested in these money market funds earning interest income as reflected in the statements of operations. These funds can be readily converted to cash to meet obligations as they arise.

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

Notes payable and related accrued interest payable aggregating approximately $1,404,000 became payable prior to September 30, 2002. Management is in the process of attempting to negotiate extensions of the maturity dates on these notes payable.

AIMCO and its affiliates as of September 30, 2002 do not own any limited partnership interests (the "Units") in the Partnership. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. In this regard, on September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase any and all of the Partnership interests for a purchase price of $117.00 per Unit in cash. The offer expired on November 11, 2002, at which time AIMCO had acquired a total of 247 Units (or 494 limited partnership interests), representing approximately 2.94% of the outstanding Units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. However, depending on the outcome of the review currently being undertaken by the Partnership as to the propriety of the application of the equity method of accounting with respect to the Partnership's investments in limited partnerships, changes to the Partnership's internal controls may be warranted.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the Corporate General Partner) and two investors holding an aggregate of five units of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

The Corporate General Partner of the Partnership is involved in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

                  Exhibit 3, Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 2-82090).

            b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

                  Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, disclosing the dismissal of Deloitte & Touche LLP as the Partnership's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    REAL ESTATE ASSOCIATES LIMITED VI
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                   Date: November 19, 2002