Form 10QSB/A
period 2002-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2003-03-06
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

                                Explanatory Note

This document amends the Form 10-QSB for the quarter ended September 30, 2002 to reflect the Partnership's application of the equity method of accounting and to include financial statements that have been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. The Partnership incorrectly recognized equity in income of limited partnerships in the amount of $87,280 during the three and nine months ended September 30, 2002, resulting in an understatement of the net loss for the period and a corresponding overstatement of the investment in limited partnerships and an understatement of partners' deficiency as of September 30, 2002. This error has been corrected in the restated financial statements. This document is accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                             INDEX TO FORM 10-QSB/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Consolidated Balance Sheet, September 30, 2002               1

                  Consolidated Statements of Operations
                    Three and Nine Months Ended September 30, 2002 and 2001    2

                  Consolidated Statement of Partners' Deficiency
                    Nine months Ended September 30, 2002                       3

                  Consolidated Statements of Cash Flows
                    Nine months Ended September 30, 2002 and 2001              4

                  Notes to Consolidated Financial Statements                   5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                                11

      ITEM 3.     CONTROLS AND PROCEDURES                                     13

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           14

      ITEM 5.     OTHER INFORMATION                                           14

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            15

      SIGNATURES                                                              16

      CERTIFICATIONS                                                          17

      EXHIBIT                                                                 19

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                        ASSETS                                            (Restated)

Investments in limited partnerships (Note 2)                              $ 578,539
Cash and cash equivalents                                                  1,704,668

            Total assets                                                 $ 2,283,207

         LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Notes payable and amounts due for partnership
     interests, including $520,000 in default
       (Note 3)                                                          $ 1,765,000
   Accrued interest payable, including $854,838
       in default (Note 3)                                                 2,287,215
   Accounts payable and accrued expenses                                      37,623
   Due to affiliates (Note 4)                                                 33,557
                                                                           4,123,395
Contingencies (Note 5)

Partners' deficiency:
   General partners                                      $ (369,591)
   Limited partners                                       (1,470,597)     (1,840,188)

         Total liabilities and partners' deficiency                      $ 2,283,207


  The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001
                                           (Restated)                   (Restated)
interest income                              $ 6,545      $ 25,387       $ 20,944      $ 89,900

operating Expenses:
  Management fee - partners (Note 4)           51,609        51,609       152,924        154,826
  Legal and accounting                         22,941        68,411        82,506        114,995
  General and administrative (Note 4)          12,309        53,873        67,565         86,632
  Interest (Note 3)                            34,588        34,200       102,491        102,600
        Total operating expenses              121,447       208,093       405,486        459,053

Loss from Partnership operations             (114,902)     (182,706)     (384,542)      (369,153)
Distributions from limited partnerships
  recognized as income (Note 2)                    --            --        16,382          9,264
Equity in loss of limited
  partnerships and amortization of
  acquisition costs (Note 2)                  (47,989)     (145,311)     (102,669)      (471,724)

Net loss                                    $(162,891)    $(328,017)    $(470,829)     $(831,613)

Net loss allocated to general partners
  (1%)                                      $ (1,629)     $ (3,280)      $ (4,708)     $ (8,316)
Net loss allocated to limited partners
  (99%)                                      (161,262)     (324,737)     (466,121)      (823,297)

                                            $(162,891)    $(328,017)    $(470,829)     $(831,613)
Net loss per limited partnership
  interest (Note 1)                           $ (10)        $ (19)        $ (28)         $ (49)

 The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIENCY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (Restated)
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       16,810

Partners' deficiency,
  January 1, 2002                     $ (364,883)      $(1,004,476)     $(1,369,359)

Net loss for the nine months
  ended September 30, 2002                (4,708)         (466,121)        (470,829)

Partners' deficiency,
  September 30, 2002                  $ (369,591)      $(1,470,597)     $(1,840,188)

 The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:                              (Restated)

  Net loss                                                         $ (470,829)     $ (831,613)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Equity in loss of limited partnerships and
      amortization of acquisition costs                               102,669         471,724
     Increase (decrease) in:
      Due to affiliates                                                27,722             --
      Accounts payable and accrued expenses                           (33,800)         (6,901)
      Accrued interest payable                                        102,491         102,599
         Net cash used in operating activities                       (271,747)       (264,191)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   reduction of the investment balance                                  1,523          40,441
  Capital contributions and advances                                 (172,574)       (506,831)
         Net cash used in investing activities                       (171,051)       (466,390)


NET DECREASE IN CASH AND CASH EQUIVALENTS                            (442,798)       (730,581)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,147,466       3,197,380

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $1,704,668      $2,466,799

 The accompanying notes are an integral part of these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2002




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

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2002 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2002 and 2001.

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

Method of Accounting for Investment in Limited Partnerships

The investments in unconsolidated limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership incorrectly recognized equity in income of limited partnerships in the amount of $87,280 during the three and nine months ended September 30, 2002, resulting in an understatement of the net loss for the period and a corresponding overstatement of the investment in limited partnerships and an understatement of partners' deficiency as of September 30, 2002, This error has been corrected in the restated financial statements.

The following table sets forth the adjustments to the balance sheet as of September 30, 2002 and the statements of operations for the three and nine months ended September 30, 2002. The only financial statement line items included here are those that have been restated from the originally reported amounts.


                                                         As of September 30, 2002
                                                      As previously
                                                        reported        As restated
Balance sheet data:
Investments in limited partnerships                    $  665,819        $  578,539
Total assets                                            2,370,487         2,283,207
Partners' deficiency                                   (1,752,908)       (1,840,188)
Total liabilities and partners' deficiency              2,370,457         2,283,207



                                     Three Months Ended            Nine Months Ended
                                     September 30, 2002            September 30, 2002
                                 As previously                As previously
                                   reported      As restated     reported     As restated

Statement of operations data:
Equity in (loss) income of
 limited partnerships           $ (15,389)      $(102,669)     $ 39,291       $ (47,989)
Net loss                         (383,549)       (470,829)      (75,611)       (162,891)
Net loss allocated to
 general partners                  (3,835)         (4,708)         (756)         (1,629)
Net loss allocated to
 limited partners                (379,714)       (466,121)      (74,855)       (161,262)
Net loss per limited
 partnership interest                 (23)            (28)           (4)            (10)

As of September 30, 2002, the Partnership holds limited partnership interests in twenty local limited partnerships (the "Local Limited Partnerships"). In addition, the Partnership holds a majority-owned general partner interest in REA III, which in turn, holds limited partnership interests in three additional Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in twenty-three Limited Partnerships which owned as of September 30, 2002, residential low income rental projects consisting of 1,369 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 90% and 99%). The Partnership is also entitled to 99.9% of the profits and losses of REA III. REA III is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of September 30, 2002, the investment balance in 21 of the 23 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

The following is a summary of the investment in the Limited Partnerships for the nine months ended September 30, 2002:

           Balance, beginning of period                    $ 510,157
           Equity in loss of limited partnerships            (99,514)
           Amortization of acquisition costs                  (3,155)
           Capital contributions and advances                172,574
           Distributions recognized as a return of
             reduction of the investment balance              (1,523)

           Balance, end of period                          $ 578,539

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Three of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating approximately $1,405,000 became payable prior to September 30, 2002. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Limited Partnerships. Unpaid interest is due at maturity of the notes.

Payment of the notes payable and related accrued interest are due as follows:

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

AIMCO and its affiliates as of September 30, 2002 do not own any limited partnership interests (the "Units") in the Partnership. A Unit consists of two limited partnership interests. On September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase up to fifty percent of the Partnership interests for a purchase price of $85.00 per Unit in cash. The offer expired on November 11, 2002, at which time AIMCO had acquired a total of 247 Units (or 494 limited partnership interests), representing approximately 2.94% of the outstanding Units. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

NOTE 5 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in the
Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

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

During the nine months ended September 30, 2002, the Partnership advanced funds to eleven of the Limited Partnerships totaling $172,754 for property insurance expenses. The Partnership received distributions from Cadybrook, Valley Oaks Senior and Park Limited Partnerships during the nine months ended September 30, 2002. The Partnership's investment balance in Cadybrook and Valley Oaks Senior Limited Partnerships had been reduced to zero at September 30, 2002, so these distributions totaling $16,382 were recognized as income. The Partnership still has an investment balance in Park Place Limited Partnership so this distribution of $1,523 was recorded as a return of capital.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses and distributions and any impairments charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the nine months ended September 30, 2002 and 2001, the Partnership recognized equity in loss of $102,669 and $471,724, respectively, from the Local Limited Partnerships. During the nine months ended September 30, 2002 and 2001, the Partnership received distributions of $16,382 and $9,264, respectively, from Local Limited Partnerships that were recognized as income in the statements of operations since the Partnership's investment value has been reduced to zero in these Local Limited Partnerships. In addition, during the nine months ended September 30,2002 and 2001, the Partnership received distributions of $1,523 and $40,441, respectively, from the two local limited partnerships that still have an investment balance which were recognized as a reduction of the investment balances.

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

Notes payable and related accrued interest payable aggregating approximately $1,404,000 became payable prior to September 30, 2002. Management is in the process of attempting to negotiate extensions of the maturity dates on these notes payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure.

AIMCO and its affiliates as of September 30, 2002 do not own any limited partnership interests (the "Units") in the Partnership. A Unit consists of two limited partnership interests. On September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase up to fifty percent of the Partnership interests for a purchase price of $85.00 per Unit in cash. The offer expired on November 11, 2002, at which time AIMCO had acquired a total of 247 Units (or 494 limited partnership interests), representing approximately 2.94% of the outstanding Units. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this amended quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in the
Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The Corporate General Partner of the Partnership is involved in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 5.  OTHER INFORMATION

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited VI (the "Partnership") to remove the general partners of the Partnership and to elect Millenium as the new general partner. The Partnership has filed with the SEC a preliminary Consent Revocation Statement opposing Millenium's and Everest's efforts to remove the general partners.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

                  Exhibit 3, Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 2-82090).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer

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



                                    REAL ESTATE ASSOCIATES LIMITED VI
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                    Date: March 6, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited VI;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 6, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief  Executive   Officer  of
                                    National Partnership Investments Corp.,
                                    equivalent of the chief executive officer of
                                    the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited VI;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 6, 2003

                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior Vice President and Chief   Financial
                                    Officer of National Partnership  Investments
                                    Corp., equivalent of the  chief   financial
                                    officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB/A of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 6, 2003


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  March 6, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.