Form 10KSB
period 2002-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2003-04-18
CIK 715578

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
        1934

                    For the fiscal year ended December 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the transition period _________to _________

                         Commission file number 0-13112

                        REAL ESTATE ASSOCIATES LIMITED VI
                 (Name of small business issuer in its charter)

                        A California Limited Partnership

   California                                                  95-3778627
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                            Issuer's telephone number

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Interests
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $35,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks; including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Real Estate Associates Limited VI ("REAL VI" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on October 12, 1982. On April 22, 1983, REAL VI offered 4,200 units consisting of 8,400 limited partnership interests and warrants to purchase a maximum of 8,400 additional limited partnership interests through a public offering managed by E.F. Hutton Inc. The Partnership shall be dissolved only upon the expiration of 50 complete calendar years (December 31, 2032) from the date of the formation of the Partnership or the occurrence of other events as specified in the Partnership Agreement. The principal business of the Partnership is to invest, directly or indirectly, in other limited partnerships which own or lease and operate federal, state and local government-assisted housing projects.

The general partners of REAL VI are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), a California Corporation, and National Partnership Investments Associates ("NAPIA" or the "Non-corporate General Partner"), a limited partnership formed under the California Limited Partnership Act and consisting of Mr. Nicholas G. Ciriello as general partner, and Mr. Charles H. Boxenbaum and an unrelated individual, as limited partners. The business of REAL VI is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company("AIMCO"), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO, prior to March 11, 2002.

REAL VI holds limited partnership interests in 20 local limited partnerships (the "Local Limited Partnerships"). In addition the Partnership holds a general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partnership interests in three additional local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly thorough REA III, in 23 Local Limited Partnerships. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government. The Partnership sold its interests in 10 Local Limited Partnerships in December 1998. Subsequent to December 31, 2002, one of these Local Limited Partnerships was foreclosed upon by the note holder.

The partnerships in which REAL VI has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL VI became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL VI's liability for obligations of the Local Limited Partnerships is limited to its investment. The local general partner of the Local Limited Partnerships retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL VI has the right to replace the general partner of the Local Limited Partnership, but otherwise does not have control of sale or refinancing, etc.

Although each of the partnerships in which REAL VI has invested generally owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

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

The Partnership has no employees. Management and administrative services are performed for the Partnership by the Corporate General Partner and agents retained by the Corporate General Partner.

During the year ended December 31, 2002, all of the projects in which REAL VI had invested were substantially rented. The following is a schedule of the status as of December 31, 2002, of the projects owned by Local Limited Partnerships in which REAL VI, either directly or indirectly through REA III, is a limited partner.


                        SCHEDULE OF PROJECTS OWNED BY
                        LOCAL LIMITED PARTNERSHIPS
                          IN WHICH REAL VI HAS AN
                                INVESTMENT
                             December 31, 2002


                                 Financed,             Units      Percentage
                                  Insured            Authorized        of     Percentage of
                                    And              For Rental   Total Units  Total Units
                                Subsidized       Assistance Under   Occupied    Occupied
Name and Location No. of Units    Under            Section 8 (E)     2002        2001

Boynton Terrace
  Boynton Beach,
FL                  89              (A)                  89           93%         100%

Cady Brook Apts
  Charlton, MA      40              (D)                  --           93%          97%

Cassady Village
  Columbus, OH      98              (A)                  50           100%         98%

Century Plaza
  Hampton, VA      120              (B)                  120          99%          98%

Crockett Manor
  Trenton, TN       38              (C)                  38           92%          79%

Eastridge Apts
  Bristol, VA       96              (C)                  65           85%          92%

Filmore I
  Phoenix, AZ       32              (C)                  32           88%          84%

Grant-Ko
Enterprises
  Platteville, WI   40              (D)                  16           98%          93%

Hummelstown Manor
  Hummelstown, PA   51              (D)                  50           98%         100%

Kentucky Manor
  Oak Grove, KY     48              (D)                  --           91%         100%

Lonsdale Housing
  Providence, RI   131              (A)                  131          98%          98%

Marshall Plaza I
  Lorain, OH        40              (B)                  39           100%         98%

Marshall Plaza II
 Lorain, OH           50            (B)                  48           94%          96%

New Bel-Mo (F)
 New Glarus,
Bellemount
 Monticello, WI       24            (D)                  24           83%          79%

Oakridge Park II
 Biloxi, MS           48            (D)                  --           98%          98%

Oakwood Manor
 Milan, TN           34             (A)                  34           100%         88%

Park Place
  Ewing, NJ         126             (A)                  125          79%          98%

Parksedge Elderly
Apts.
 Parkesedge, PA      45             (D)                  45           100%        100%

Penneco I
 Johnstonw, PA       76             (A)                  76           75%          71%

Sauk-Ko
Enterprises
 Baraboo, WI         30             (D)                  20           83%          77%

Sol 413
 Old San Juan, PR    12             (B)                  12           100%        100%

Valley Oaks Senior
 Gault, CA           50        State Program             43           100%        100%

Villas de Orocovix
 Orocovix, PR        41             (D)                     41        95%          95%

  Totals          1,359                                  1,098

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B) The mortgage is insured by the Federal Housing Administration under the provisions of Section 221(d)(3) of the National Housing Act.

(C) The mortgage is insured by the Federal Housing Administration under the provisions of Section 221(d)(4) of the National Housing Act.

(D) The mortgage is insured by the Federal Housing Administration under the provisions of Section 5115(b) and 521 of the National Housing Act.

(E)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

(F)   At  December  31,  2001,  New-Bel-Mo  consisted  of  three  properties  in
      Wisconsin: New Glarus, Belleville, and Monticello. On April 19, 2002, New-Bel-Mo sold the New Glarus property which consisted of 10 units. This sale left a total of 24 units at the two remaining properties.

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2002. On January 22, 2003, the note holder foreclosed on Century Plaza.

                   REAL VI   Original Cost                Notes Payable
                  Percentage of Ownership      Mortgage        And
                  Interest   Interest         Notes        Interest Accrued
   Partnership              (in thousands) (in thousands)   (in thousands)
Boynton Terrace    98.50%        $ 840          $  4,240       $     --
Boynton Beach, FL

Cady Brook Apts      95%            200             919              94
  Charlton, MA

Cassady Village    98.99%           54              862              --
  Columbus, OH

Century Plaza        99%           480              841           2,636
  Hampton, VA

Crockett Manor       99%            215             980              13
  Trenton, TN

Eastridge Apts       99%            220             408               1
  Bristol, VA

Filmore I            99%            260           1,148             148
  Phoenix, AZ

Grant-Ko                                                              2
Enterprises          95%            213           1,217
  Platteville, WI

Hummelstown Manor    95%            330           1,722              14
  Hummelstown, PA

Kentucky Manor       95%            250           1,377               3
  Oak Grove, KY

Lonsdale Housing   98.99%         1,000           1,511              14
  Providence, RI

Marshall Plaza I   98.99%        $ 140          $ 139         $    --
  Lorain, OH

Marshall Plaza II  98.99%          180            202             1
  Lorain, OH

New-Bel-Mo           95%           167            627            --
  New Glarus, Bellemont
  Monticello, WI

Oakridge Park II     95%            221         1,185            --
  Biloxi, MS

Oakwood Manor        99%            148           556            --
  Milan, TN

Park Place           90%          1,182         4,864            --
  Ewing, NJ

Parksedge Elderly                                                68
Apts      95%                       280         1,429
  Parkesedge, PA

Penneco I            99%            445         1,639           654
  Johnstown, PA

Sauk-Ko                                                          --
Enterprises          95%            182          716
  Baraboo, WI

Sol 413            98.90%           100          347            93
  Old San Juan, PR

Valley Oaks Senior   99%            315         1,771           --
  Gault, CA

Villas de Orocovix   99%            270         1,387             10
  Orocovix, PR

TOTALS                          $ 7,692         $30,087       $3,751

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the properties from market competition.

ITEM 2.     DESCRIPTION OF PROPERTIES

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

ITEM 3.     LEGAL PROCEEDINGS

Class Action

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory and punitive damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. Subsequent to December 31, 2002 the Partnership's interest in the Local Limited Partnership was foreclosed on by the note holder. The Partnership had no investment balance related to this Local Partnership as of December 31, 2002.

Other

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

The Corporate General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

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

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S   PARTNERSHIP   INTERESTS  AND  RELATED
PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership interests may be transferred only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2002, there were 3,041 registered holders of units in REAL VI. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. No distributions were made during the years ended December 31, 2002 and 2001.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates own 275 limited partnership interests (the "Units") in the Partnership, representing 3.28% of the outstanding Units at December 31, 2002. These Units were acquired pursuant to tender offers made by AIMCO and its affiliates. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

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

Capital Resources and Liquidity

The Properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. No distributions were made during the years ended December 31, 2002 and 2001.

Distributions received from limited partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

As of December 31, 2002 and 2001, the Partnership has cash and cash equivalents of approximately $1,509,000 and $2,147,000, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $35,000 and $103,000 in interest income for the years ended December 31, 2002 and 2001, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its partners as discussed in "Item 1. Description of Business." It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount.

At December 31, 2002, the Partnership has investments, either directly or indirectly through REA III, in 23 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 10 Local Limited Partnerships in December 1998. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses and distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. At December 31, 2002, the Partnership has a positive investment balance in two Local Limited Partnerships.

The total loss from the Local Limited Partnerships that was allocated to the Partnership was approximately $250,000 and $363,000 for the years ended December 31, 2002 and 2001, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in loss of Local Limited Partnerships of approximately $365,000 and $687,000 for the years ended December 31, 2002 and 2001, respectively.

Distributions from the Local Limited Partnerships in which the Partnership did not have a positive investment balance were approximately $51,000 and $46,000 for the years ended December 31, 2002 and 2001, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

The Partnership purchased its interest in the Local Limited Partnerships for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the Local Limited Partnerships by the Operating Partnership; (iii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the Local Limited Partnership interests held for investment by the Partnership.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $173,000 and $206,000 for the years ended December 31, 2002 and 2001, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $98,000 and $181,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in legal and accounting fees is attributable to decreases in legal and tax related professional fees.

General and administrative expenses were approximately $91,000 and $200,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in general and administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements and communicating with the Partnership's investors. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $23,000 for each of the years ended December 31, 2002 and 2001.

Total revenues for the Local Limited Partnerships were approximately $10,073,000 and $10,032,000 for the years ended December 31, 2002 and 2001, respectively.

Total expenses for the Local Limited Partnerships were approximately $10,324,000 and $10,396,000 for the years ended December 31, 2002 and 2001, respectively.

Total net loss for the Local Limited Partnerships for 2002 and 2001 totaled approximately $251,000 and $364,000, respectively. The loss allocated to the Partnership was approximately $250,000 and $363,000 for 2002 and 2001, respectively.

The Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Interest expense was approximately $137,000 for both of the years ended December 31, 2002 and 2001. One note payable and related accrued interest aggregating approximately $1,417,000 became payable prior to December 31, 2002. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure.

The Partnership, as a limited partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn could substantially increase the risk of operating losses for the projects.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates own 275 limited partnership interests (the "Units") in the Partnership, representing 3.28% of the outstanding Units at December 31, 2002. These Units were acquired pursuant to tender offers made by AIMCO and its affiliates. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do no have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from two of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the third Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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


ITEM 7.   FINANCIAL STATEMENTS

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Report of Deloitte & Touche, LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
       2001

      Consolidated Statements of Changes in Partners' (Deficiency) Equity - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements


                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Real Estate Associates Limited VI


We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VI as of December 31, 2002, and the related consolidated statements of operations, partners' (deficiency) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying consolidated financial statements using the equity method of accounting. The investments in these limited partnerships represent 6 percent of total assets of the Partnership as of December 31, 2002 and the equity in the loss of these limited partnerships represent 6 percent of the total net loss of the Partnership for the year ended December 31, 2002. The investee information for these limited partnerships is included in Notes 2 and
6. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Partnership management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VI at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP

Greenville, South Carolina
April 13,  2003


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Real Estate Associates Limited VI
(A California limited partnership)

We have audited the accompanying consolidated statements of operations, partners' (deficiency) equity and cash flows of Real Estate Associates Limited VI (a California limited partnership) for the year ended December 31, 2001. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 15 percent of total assets as of December 31, 2001, and the equity in income of these limited partnerships represents 3 percent of the total net income of the Partnership for the year then ended and represent a substantial portion of the investee information in
Note 2. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Real Estate Associates Limited VI for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 5, 2002







                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002
                                 (in thousands)


                       Assets

Investments in and advances to Local Limited Partnerships (Note 2)               $ 473
Cash and Cash Equivalents (Note 1)                                               1,509

       Total Assets                                                             $1,982

        Liabilities and Partners' Deficiency

Liabilities:
  Notes payable and amounts due for partnership
    interests, including $520 in default  (Note 3)                              $1,765
  Accrued interest payable, including $897 in default
    (Note 3)                                                                     2,304
  Accounts payable and accrued expenses                                              7
  Due to affiliates (Note 4)                                                        53

Partners' Deficiency
  General partners                                                   $ (373)
  Limited partners                                                   (1,774)    (2,147)

       Total liabilities and partners' deficiency                               $ 1,982

                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                          Years Ended December 31,
                                                           2002              2001
Revenues:
Interest and other income                                 $   35           $   103

Operating Expenses:
  Management fees - general partner (Note 4)                 173               206
  General and administrative                                  91               200
  Legal and accounting                                        98               181
  Interest  (Note 3)                                         137               137

      Total operating expenses                               499               724

Loss from partnership operations                            (464)             (621)

Distributions in excess of investment in Local
    Limited Partnerships (Note 2)                             51                46
Equity in loss of Local Limited Partnerships and
  amortization of acquisition costs (Note 2)                (365)             (687)

Net loss                                                 $  (778)          $(1,262)

Net loss to general partners   (1%)                      $    (8)          $   (13)
Net loss to limited partners   (99%)                        (770)           (1,249)

                                                         $  (778)          $(1,262)
Net loss per limited partnership interest (Note 1)       $(45.96)          $(74.30)

                 See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

              CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIENCY) EQUITY
                                 (in thousands)




                                                     General        Limited
                                                    Partners        Partners        Total

Number of limited partnership interests                             16,752
Partners' (Deficiency) Equity at
  December 31, 2001                                  $(352)        $   245         $ (107)
Net loss for the year ended December 31, 2001          (13)         (1,249)        (1,262)

Partners' Deficiency at December 31, 2001             (365)         (1,004)        (1,369)


Net loss for the year ended December 31, 2002           (8)           (770)          (778)

Partners' Deficiency at December 31, 2002            $(373)        $(1,774)       $(2,147)

                 See Accompanying Notes to Financial Statements



                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                 Years ended December 31,
                                                                    2002            2001
Cash flows from operating activities:
  Net loss                                                       $   (778)      $ (1,262)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Equity in income of limited partnerships and
        amortization of acquisition costs                            365             687

      Increase (decrease) in:
        Due to affiliates                                              48              6
        Accounts payable and accrued expenses                         (65)            55
        Accrued interest payable                                      120            120
         Net cash used in operating activities                       (310)          (394)


Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
    reduction of the investment balance                                               40
                                                              2
  Capital contributions and advances                                 (330)          (696)
         Net cash used in investing activities                       (328)          (656)

Net decrease in cash and cash equivalents                            (638)        (1,050)

Cash and cash equivalents, beginning of year                        2,147          3,197

Cash and cash equivalents, end of year                             $1,509         $2,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                             $   17         $   17


                 See Accompanying Notes to Financial Statements



                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


NOTE 1. Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited VI (the "Partnership"), formed under the California Limited Partnership Act, was organized on October 12, 1982. The Partnership was formed to invest primarily in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), the Corporate General Partner, and National Partnership Investments Associates (NAPIA), a limited partnership. The business of REAL VI is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO, prior to March 11, 2002.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective investments.

The Partnership shall be dissolved only upon the expiration of 50 complete calendar years (December 31, 2032) from the date of the formation of the Partnership or the occurrence of other events as specified in the Partnership agreement.

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Real Estate Associates Limited VI and its majority owned general partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Losses in excess of the minority interest in equity that would otherwise be attributed to the minority interest are being allocated to the Partnership.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 16,752 and 16,810 for the years ended December 31, 2002 and 2001, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market mutual funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances of approximately $249,000 at December 31, 2002 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2002 and 2001.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable and amounts due for partnership interests are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest in Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Partnership adopted SFAS
144. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Effective April 1, 2002, the Partnership adopted SFAS 145. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

NOTE 2.     Investments in and Advances to Limited Partnerships

The Partnership holds limited partnership interests in twenty local limited partnerships (the "Local Limited Partnerships"). In addition the partnership holds a majority-owned general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partnership interests in three additional local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REAL III, in twenty-three Local Limited Partnerships which owned, as of December 31, 2002, residential low income rental projects consisting of 1,359 apartment units. On April 19, 2002, New-Bel-Mo sold its New Glarus site for $360,000 which consisted of 10 units or 29% of the total units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government. Subsequent to December 31, 2002 the Partnership's interest in one of the Local Limited Partnerships was assigned to the note holder (see "Note 8 - Subsequent Event").

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentages between 90% and 99%. The Partnership is also entitled to 99.9% of the profits and losses of REA III. REA III is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.

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

As of December 31, 2002, the investment balance in 21 of the 23 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

The difference between the investment in the accompanying consolidated balance sheet at December 31, 2002, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The following is a summary of the investments in Local Limited Partnerships for the year ended December 31, 2002 (in thousands):

            Balance, beginning of period                              $  510
            Amortization of acquisition costs                             (6)
            Equity in loss of Local Limited Partnerships                (359)
            Capital contributions and advances                           330
            Distributions recognized as a reduction of the
               investment balance                                         (2)
            Balance, end of period                                    $  473


Selected financial information from combining the financial statements of the Local Limited Partnerships at December 31, 2002 and 2001 and for each of the two years in the period ended December 31, 2002 is as follows:

                        CONDENSED COMBINED BALANCE SHEET
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)

                                                        December 31, 2002
Assets:
      Land                                                   $ 2,608
      Buildings and improvements, net of accumulated
      depreciation of approximately $33,142                   16,783
      Other assets                                             9,712

Total Assets                                                 $29,103

Liabilities and Partner's Deficiency
Liabilities:
     Mortgages notes payable                                 $30,087
     Other liabilities                                         6,540
     Partner's Deficiency:                                    (7,524)

Total Liabilities and Partners' Deficiency                   $29,103



             CONDENSED COMBINED RESULTS OF OPERATIONS
                 OF THE LOCAL LIMITED PARTNERSHIPS
                          (in thousands)
                                                       Years Ended December 31,
                                                          2002          2001
Rental income                                            $9,520        $9,676
   Interest income                                          305           166
   Gain on sale of property                                 169            --
   Other Income                                             279           190
   Total Revenues                                        10,073        10,032

Expenses:
    Operating expenses                                    6,205         6,233
    Financial expenses                                    2,431         2,560
    Depreciation                                          1,688         1,603
          Total Expenses                                 10,324        10,396
Net loss                                                $ (251)        $ (364)

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

One of the Partnership's investments, Penneco I, stopped making its mortgage payment during 2002. Management is negotiating with a tax credit developer to sell this property during 2003. In connection with the potential sale, the lender has agreed to write down the debt by approximately $300,000. The Partnership has no remaining investment balance related to this Local Limited Partnership.

At December 31, 2001, New-Bel-Mo consisted of three properties in Wisconsin: New Glarus, Belleville, and Monticello. On April 19, 2002, New-Bel-Mo sold the New Glarus property which consisted of 10 units. This sale left a total of 24 units at the two remaining properties.

NOTE 3.     Notes Payable and Amounts Due for Partnership Interests

Three  of  the  Partnership's  investments  involved  purchases  of  partnership interests from partners who subsequently withdrew from the partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specific events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating approximately $1,417,000 became payable prior to December 31, 2002. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes.

Payment of the notes payable and related accrued interest are due as follows:

                      Years Ended December 31,
                           (in thousands)                Notes       Interest
                                 2003                   $   520      $   897
                                 2004                        --           --
                                 2005                       750        1,099
                                 2006                        --           --
                                 2007                        --           --
                                 Thereafter                 170          308
                                 Total                  $ 1,440      $ 2,304

NOTE 4.     Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $173,000 and $206,000 for the years ended December 31, 2002 and 2001, respectively. Approximately $53,000 of the 2002 fees are payable to NAPICO at December 31, 2002 and are included in "Due to Affiliates" on the accompanying consolidated balance sheet.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $23,000 for each of the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses.

In addition to being the Corporate General Partner of the Partnership, NAPICO or one of its affiliates, is the general partner and property management agent for five of the Local Limited Partnerships. The Local Limited Partnerships pay NAPICO or its affiliate property management fees of five percent of their gross revenues and data processing fees. The amounts paid were approximately $111,000 and $109,000 during the years ended December 31, 2002 and 2001, respectively.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 275 limited partnership interests (the "Units") in the Partnership, representing 3.28% of the outstanding Units at December 31, 2002. These Units were acquired pursuant to tender offers made by AIMCO and its affiliates. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

NOTE 5.     Income taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation is as follows:

                                                  Years Ended December 31,
                                                     2002            2001
                                                       (in thousands)

Net loss per financial statements              $   (778)        $ (1,262)

  Other                                             217               --
  Partnership's share of limited local
   Partnership                                    1,117            1,937
Income per tax return                          $    556         $    675

Per limited partnership interest               $  32.86         $  39.89

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities:

                                                       December 31, 2002
                                                         (in thousands)

Net liabilities as reported                              $  (2,147)
Add (deduct):
  Deferred offering costs                                    4,976
  Investment in Partnerships                               (21,132)
  Other                                                      2,233
Net deficit - federal tax basis                          $ (16,070)


NOTE 6. Real Estate and Accumulated Depreciation of Local Limited Partnerships in which Real Estate Associates Limited VI has Invested

                          Gross Amount at Which Carried
                              At December 31, 2002
                                 (in thousands)


                                               Buildings
                                              and Related
                                               Personal                Accumulated    Date of
     Description       Encumbrances   Land     Property      Total     Depreciation Construction

Boynton Terrace        $ 4,240     $    208   $  4,148    $  4,356     $  (2,659)    1983-1984
Cady Brook Apts            919           89      1,985       2,074          (842)       (A)
Cassady Village            862          157      2,056       2,213        (1,265)       (A)
Century Plaza              841          222      2,879       3,101        (2,113)       (A)
Crockett Manor             980           10      1,358       1,368          (840)       (A)
Eastridge Apts             408          102      1,655       1,757        (1,518)       (A)
Filmore I                1,148          115      1,372       1,487          (886)       (A)
Grant-Ko Enterprises     1,217          100      1,464       1,564          (906)       (A)
Hummelstown Manor        1,722           97      1,766       1,863        (1,720)      1983
Kentucky Manor           1,377          101      1,488       1,589        (1,200)       (A)
Lonsdale Housing         1,511          215      6,537       6,752        (5,448)       (A)
Marshall Plaza I           139           68        709         777          (435)       (A)
Marshall Plaza II          202           79        922       1,001          (567)       (A)
New-Bel-Mo                 627           61        810         871          (511)       (A)
Oakridge Park II         1,185           55      1,551       1,606        (1,441)       (A)
Oakwood Manor              556           62        896         958          (399)       (A)
Park Place               4,864          337      7,525       7,862        (3,711)    1983-1984
Parksedge Elderly Apts   1,429          160      2,116       2,276        (1,062)       (A)
Penneco I                1,639           80      3,204       3,284        (1,944)       (A)
Sauk-Ko Enterprises        716           60      1,195       1,255          (748)       (A)
Sol 413                    347           50        426         476          (274)       (A)
Valley Oaks Senior       1,771          121      1,929       2,050        (1,415)       (A)
Villas de Orocovix       1,387           59      1,934       1,993        (1,238)

  Totals               $30,087     $  2,608   $ 49,925    $ 52,533     $ (33,142)

(A) This project was completed when REAL VI entered the Partnership.

Reconciliation of real estate (in thousands)

                                                 Years Ended December 31,
                                                   2002           2001

Balance at beginning of period                 $ 52,223      $51,609
Improvements during the period                      738          614
Sale of property                                   (428)          --
Balance at end of period                       $ 52,533      $52,223

Reconciliation of accumulated depreciation (in thousands)

                                                   2002           2001

Balance at beginning of period                 $ 31,740      $30,123
Depreciation expense for the period               1,688        1,616
Sale of property                                   (286)          --
Balance at end of period                       $ 33,142      $31,740

NOTE 7.     Abandonment of Units

During the year ended December 31, 2002, the number of Limited Partnership Units decreased by 58 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 2001.

NOTE 8.     Subsequent Event

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. Subsequent to December 31, 2002 the Partnership's interest in the Local Limited Partnership was foreclosed on by the note holder. The Partnership had no investment balance related to this Local Partnership as of December 31, 2002.

NOTE 9.     Contingencies

Class Action

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory and punitive damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. Subsequent to December 31, 2002 the Partnership's interest in the Local Limited Partnership was foreclosed on by the note holder. The Partnership had no investment balance related to this Local Partnership as of December 31, 2002.

Other

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

The Corporate General Partner of the Partnership is a plaintiff in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

Effective  August 29,  2002,  the  Registrant  dismissed  its prior  Independent
Auditors, Deloitte & Touche LLP and retained as its new Independent Auditors, Ernst & Young LLP. Deloitte & Touche LLP's Independent Auditors' Report on the Registrants' financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Registrant's directors. During the calendar year ended 2001 and through August 29, 2002, there were no disagreements between the Registrant and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective August 29, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through August 29, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-B.

                                    PART III.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Real Estate Associates Limited VI (the "Partnership" or the "Registrant") has no officers or directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and executive officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                       and Director
Michael J. Hornbrook            48    Executive Vice President and Chief
                                       Operating Officer
Jeffrey H. Sussman              37    Senior Vice President, General
                                       Counsel and Secretary
Brian H. Shuman                 40    Senior Vice President and Chief
                                       Financial Officer

Peter K. Kompaniez has been a Director of NAPICO since April 1, 2000. Mr. Kompaniez has been Vice Chairman of the Board of Directors of Apartment Investment and Management Company ("AIMCO") since July 1994 and was appointed President of AIMCO in July 1997.

David R. Robertson has been President, Chief Executive Officer and a Director of NAPICO since October 2002. Mr. Robertson is also Executive Vice President of AIMCO and is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties. Prior to joining AIMCO, Mr. Robertson was a member of the investment banking group at Smith Barney from 1991 to 1996, where he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994. From February 1996 until February 2002, when Mr. Robertson joined AIMCO, he was the Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Michael J. Hornbrook has been Executive Vice President of NAPICO since January 2002 and became Chief Operating Officer of NAPICO in April 2002. Mr. Hornbrook is also Senior Vice President of AIMCO and is responsible for tax credit placement activities and transactions involving properties in AIMCO's affordable housing portfolio located in the western United States. Prior to January 2002, Mr. Hornbrook was a partner in the law firm of McGuire Woods LLP in the firm's Chicago office and specialized in the area of real estate law with a particular focus on affordable housing and tax credits. Mr. Hornbrook was the Chairman of the firm's Affordable Housing Group.

Jeffrey H. Sussman is Senior Vice President, General Counsel and Secretary, having joined NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman is Senior Vice President and Chief Financial Officer, having joined NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments. From 1994 to 1996, Mr. Shuman was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were annual audit services of $31,000 and non-audit services (principally tax-related) of $24,000.

ITEM 10.    EXECUTIVE COMPENSATION:

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2002.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a) The Corporate General Partners own all of the outstanding general partnership interests of REAL VI. No person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Interests of the Registrant as of December 31, 2002.

(b) None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VI.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $173,000 and $206,000 for the years ended December 31, 2002 and 2001, respectively. Approximately $53,000 of the 2002 fees are payable to NAPICO at December 31, 2002.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $23,000 for each of the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses.

In addition to being the Corporate General Partner of the Partnership, NAPICO or one of its affiliates, is the general partner and property management agent for five of the Local Limited Partnerships. The Local Limited Partnerships pay NAPICO or its affiliate property management fees of five percent of their gross revenues and data processing fees. The amounts paid were approximately $111,000 and $109,000 during the years ended December 31, 2002 and 2001, respectively.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 275 limited partnership interests (the "Units") in the Partnership, representing 3.28% of the outstanding Units at December 31, 2002. These Units were acquired pursuant to tender offers made by AIMCO and its affiliates. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 10-K:

  (a) Exhibits:

  Exhibit 3 Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-82090 which is hereby incorporated by reference.

  Exhibit 16.1 Letter dated August 29 ,2002, from Deloitte and Touche, LLP, the Registrant's former independent accountants, regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated August 29, 2002.

  Exhibit 99.0 Certification of Chief Executive Officer and Chief Financial Officer

  Exhibit 99.1 Independent Auditors Report for Charlton Housing Associates (Cady Brook Apts.)

  Exhibit 99.2 Independent Auditors Report for Cassady Village Apartments, Ltd.

  Exhibit 99.3 Independent Auditors Report for PM-1 Associates, Ltd.

  Exhibit 99.4 Independent Auditors Report for Crockett Manor Apartments

  Exhibit 99.5 Independent Auditors Report for Eastridge Associates, Ltd.

  Exhibit 99.6 Independent Auditors Report for Fillmore Investors, Ltd.

  Exhibit  99.7  Independent   Auditors  Report  for  Grant-Ko  Enterprises
         Limited Partnership

  Exhibit 99.8 Independent Auditors Report for Kentucky Manor Apartments, Ltd.

  Exhibit 99.9 Independent Auditors Report for Civic Housing Associates I

  Exhibit 99.10 Independent Auditors Report for Civic Housing Associates II

  Exhibit 99.11 Independent Auditors Report for Oakridge Park Phase II

  Exhibit 99.12 Independent Auditors Report for Oakwood Manor Associates, Ltd.

  Exhibit 99.13 Independent Auditors Report for Parksedge Associates

  Exhibit 99.14 Independent Auditors Report for Penneco Associates of Johnstown

  Exhibit 99.15 Independent Auditors Report for Sauk-Ko Apartments

  Exhibit  99.16   Independent   Auditors  Report  for  Sol  413  Limited
        Dividend Partnership

  Exhibit  99.17  Independent   Auditors  Report  for  Valley  Oaks  Senior
          Housing Associates

  Exhibit  99.18   Independent   Auditors  Report  for  Orocovix   Limited
         Dividend Partnership

(a) Reports on Form 8-K:

            None filed for the quarter ended December 31, 2002

Item 14.    CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


                                    REAL ESTATE ASSOCIATES LIMITED VI


                                    By:   NATIONAL PARTNERSHIP INVESTMENTS CORP.
                                          General Partner


                                    By:   /s/Peter K. Kompaniez
                                          Peter K. Kompaniez
                                          Director

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President, Chief Executive Officer
                                          and Director

                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer

                                    Date: April 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                     Date:  April 18, 2003
Peter K. Kompaniez



/s/David R. Robertson         President, Chief Executive    Date: April 18, 2003
David R. Robertson                  Officer and Director



/s/Brian H. Shuman            Senior Vice President and     Date: April 18, 2003
Brian H. Shuman               Chief Financial Officer





                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited VI;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 18, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President  and Chief  Executive  Officer  of
                                    National       Partnership       Investments
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited VI;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 18, 2003

                                /s/Brian H. Shuman
                                Brian H. Shuman
                                Senior Vice President and Chief Financial Officer of National Partnership Investments Corporation, equivalent of the chief financial officer of the Partnership

                        REAL ESTATE ASSOCIATES LIMITED VI
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

     3    Articles  of   incorporation   and  bylaws:   The  registrant  is  not
          incorporated. The Partnership Agreement was filed with Form S-11 #2-82090 which is hereby incorporated by reference.

  16.1 Letter dated August 29 ,2002, from Deloitte and Touche, LLP, the Registrant's former independent accountants, regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated August 29, 2002.

  99.0      Certification of Chief Executive Officer and Chief Financial Officer

  99.1      Independent Auditors Report for Charlton Housing  Associates(Cady
                 Brook Apts.)

  99.2      Independent Auditors Report for Cassady Village Apartments, Ltd.

  99.3      Independent Auditors Report for PM-1 Associates, Ltd.

  99.4      Independent Auditors Report for Crockett Manor Apartments

  99.5      Independent Auditors Report for Eastridge Associates, Ltd.

  99.6      Independent Auditors Report for Fillmore Investors, Ltd.

  99.7      Independent   Auditors   Report   for   Grant-Ko   Enterprises
                Limited Partnership

  99.8      Independent Auditors Report for Kentucky Manor Apartments, Ltd.

  99.9      Independent Auditors Report for Civic Housing Associates I

  99.10    Independent Auditors Report for Civic Housing Associates II

  99.11     Independent Auditors Report for Oakridge Park Phase II

  99.12     Independent Auditors Report for Oakwood Manor Associates, Ltd.

  99.13     Independent Auditors Report for Parksedge Associates

  99.14     Independent Auditors Report for Penneco Associates of Johnstown

  99.15     Independent Auditors Report for Sauk-Ko Apartments

  99.16     Independent Auditors Report for Sol 413 Limited Dividend Partnership

  99.17     Independent Auditors Report for Valley Oaks Senior Housing
                Associates

  99.18     Independent Auditors Report for Orocovix Limited Dividend
                Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited VI (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 18, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 18, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

                          Independent Auditors' Report



To the Partners of
Charlton Housing Associates Limited Partnership


     We have audited the accompanying balance sheets of Charlton Housing Associates Limited Partnership, RHS Project No.: 25-019-042822998, as of December 31, 2002 and 2001, and the related statements of operations, partners' equity(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2002, dated February 1, 2003, on our consideration of Charlton Housing Associates Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charlton Housing Associates Limited Partnership, RHS Project No.: 25-019-042822998, as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 though 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                   /s/ Reznick Fedder & Silverman

Baltimore, Maryland
February 1, 2003

Exhibit 99.2

Independent Auditors' Report



To the Partners
Cassady Village Apartments, Ltd.

We have audited the accompanying balance sheets of Cassady Village Apartments, Ltd., FHA Project No. 043-44028-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cassady Village Apartments, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003


Exhibit 99.3


Independent Auditors' Report

To the Partners
PM-1 Associates, Ltd.

We have audited the accompanying balance sheets of PM-1 Associates, Ltd. (a limited partnership), FHA Project No. 051-35031-LDI-SUP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PM-1 Associates, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 3, the Partnership has a note payable which matured in January 2001. The Partnership's ability to repay or refinance this note upon maturity is presently uncertain. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are discussed in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued reports dated March 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
March 11, 2003


Exhibit 99.4

Independent Auditors' Report

To the Partners
Crockett Manor Apartments

We have audited the accompanying balance sheets of Crockett Manor Apartments (a limited partnership), FHA Project No. 086_35171_PM-L8 (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crockett Manor Apartments as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 24, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
March 24, 2003


Exhibit 99.5

                          Independent Auditors' Report


January 31, 2003
Eastridge Associates
Bristol, Virginia

We have audited the accompanying balance sheet of Eastridge Associates, HUD Project No. 051-55021-LDC (a limited partnership), as of December 31, 2002, and the related statements of income, changes in partners' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastridge Associates as of December 31, 2002, and the results of its operations and cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 2003, on our consideration of Eastridge Associates' internal control and on our tests of its compliance with laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 16 to 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



                                            /s/ McCurry, Downer & Cline, CPA, PC
                                                McCurry,  Downer & Cline,CPA,PC
                                                Johnson City, Tennessee
                                                EIN 62-1337124



Engagement Partner/Officer
Kenneth W. McCurry, CPA
401 Elm Street
Johnson City, Tennessee 37601
(423) 926-4784

Exhibit 99.6

The Partners
Fillmore Investors, Ltd.
Phoenix, AZ


We have audited the accompanying balance sheets of Fillmore Investors, Ltd. (an Arizona limited partnership) (Federal Housing Administration Project No. 123-35128) as of December 31, 2002 and 2001, and the related statements of income, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fillmore Investors, Ltd. at December 31, 2002 and 2001, and the results of its operations and the changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated March 22, 2003 on our consideration of Fillmore Investors, Ltd.'s internal control, and reports dated March 22, 2003, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. These reports are an integral part of an audit performed in accordance with Governmental Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of Fillmore investors, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/EideBailly, LLP
EideBailly, LLP
Phoenix, AZ
March 22, 2003

Exhibit 99.7

                          Independent Auditor's Report



To the Partners
Grant-Ko Enterprises, Limited Partnership
Platteville, Wisconsin

We have audited the accompanying balance sheet of Grant-Ko Enterprises, Limited Partnership, RHS Case No. 58-022-391456910, as of December 31, 2002, and the related statements of operations and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Grant-Ko Enterprises, Limited Partnership as of December 31, 2001 and 2000, were audited by other auditors whose report dated February 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant-Ko Enterprises, Limited Partnership, as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2003 on our consideration of Grant-Ko Enterprises, Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 9-13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



                                             /s/ Bodilly CPAs & Consultants LLP
                                                 Bodilly CPAs & Consultants LLP

February 7, 2003

Exhibit 99.8

To the Partners
Kentucky Manor Apartments, LTD.
Oak Grove, Kentucky


We have audited the accompanying balance sheets of Kentucky Manor Apartments, LTD. (a limited partnership), RD/USDA Project No. 20-024-611005769, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Manor Apartments, LTD. (a limited partnership) as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 2003 on our consideration of Kentucky Manor Apartments, LTS.'s internal control structure and on its compliance with certain provisions of laws, regulation , contracts and grants. That report is an integral part of an audit performed in accordance with Governmental Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/Thurman, Campbell & Co.
Thurman, Campbell & Co.
Clarksville, TN
January 30, 2003

Exhibit 99.9


Independent Auditors' Report

To the Venturers
Civic Housing Associates I
a/k/a Marshall Plaza Apartments - Phase I

We have audited the accompanying balance sheets of Civic Housing Associates I, a/k/a Marshall Plaza Apartments - Phase I, FHA Project No. 042-55046-LDP (the "Venture"), as of December 31, 2002 and 2001 and the related statements of income, changes in venturers' equity and cash flows for the years then ended. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Civic Housing Associates I as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Venture's venturers could change in 2003, which might result in a change in Venture operations. The ultimate effect, if any, on the Venture's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Venture's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Venture. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003


Exhibit 99.10

Independent Auditors' Report



To the Partners
Civic Housing Associates II
a/k/a Marshall Plaza Apartments - Phase II

We have audited the accompanying balance sheet of Civic Housing Associates II, a/k/a Marshall Plaza Apartments - Phase II, FHA Project No. 042-55054-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Civic Housing Associates II as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003

Exhibit 99.11

To the Partners
Oakridge Park Apartments, Ltd. (Phase II)
Biloxi, Mississippi


We have audited the accompanying balance sheets of Oakridge Park Apartments, Ltd. (phase II), a limited partnership), RHS Project No. 28-030-0640685690 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Park Apartments, Ltd. (phase II), RHS Project No. 28-030-0640685690 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the years ended December 31, 2002 and 2001 is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 15, 2003 on our consideration of Oakridge Park Apartments, Ltd. (phase II), internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/Donald W. Causey & Associates, P.C.
Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 15, 2003


Exhibit 99.12

Independent Auditors' Report

To the Partners
Oakwood Manor Associates, Ltd.

We have audited the accompanying balance sheets of Oakwood Manor Associates, Ltd. (a Tennessee limited partnership), THDA Project No. 8.9.02 (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor Associates, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 3, 2003 on our consideration of the Partnership's internal control and reports dated March 3, 2003 on its compliance with specific requirements applicable to major THDA/HUD programs, laws and regulations, specific requirements applicable to fair housing and nondiscrimination, and specific requirements applicable to nonmajor THDA/HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional financial data (shown on pages 14 through 16) are presented for the purpose of additional analysis and are not a required part of the financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
March 3, 2003

Exhibit 99.13

Partners
Parkesedge Associates
State College, Pennsylvania:

We have audited the accompanying balance sheet of Parkesedge Associates (the "Partnership")as of December 31, 2002 and 2001, and the related statements of operations and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkesedge Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 13, 2003 on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Governmental Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/Parente Randolph
Parente Randolph
State College, Pennsylvania
February 13, 2003


Exhibit 99.14

Independent Auditors' Report



To the Owners
Penneco Associates of Johnstown II

We have audited the accompanying balance sheets of Penneco Associates of Johnstown II, FHA Project No. PA-28-0004-025 (the "Project"), as of December 31, 2002 and 2001 and the related statements of operations, changes in project deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penneco Associates of Johnstown II as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming the Project will continue as a going concern. As discussed in Note 6 to the financial statements, the Project's deficiency, significant deferred maintenance and default on its mortgage note raise substantial doubt about the Project's ability to continue as a going concern. Management's plans regarding these matters are described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued reports dated March 24, 2003 on our consideration of the Project's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
March 24, 2003


Exhibit 99.15

                          Independent Auditor's Report



To the Partners
Sauk-Ko Enterprises, Limited Partnership
Fennimore, Wisconsin

We have audited the accompanying balance sheet of Sauk-Ko Enterprises, Limited Partnership, RHS Case No. 58-056-363292043, as of December 31, 2002, and the related statements of operations and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sauk-Ko Enterprises, Limited Partnership as of December 31, 2001 and 2000, were audited by other auditors whose report dated January 18, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with U.S. auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sauk-Ko Enterprises, Limited Partnership, RHS Case No. 58-056-363292043, as of December 31, 2002 and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2003 on our consideration of Sauk-Ko Enterprises, Limited Partnership's internal control over financial reporting, and on our tests of its compliance with certain provisions of laws, regulations, and contracts. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 9 to 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /s/ Bodilly CPAs & Consultants LLP
                                                 Bodilly CPAs & Consultants LLP



February 7, 2003

Exhibit 99.16

INDEPENDENT AUDITOR'S REPORT




To the Partners
Sol 413 Limited Dividend Partnership


     We have audited the accompanying balance sheet of Sol 413 Limited Dividend Partnership as of December 31, 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sol 413 Limited Dividend Partnership, as of December 31, 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 22, 2003, on our consideration of Sol 413 Limited Dividend Partnership's internal control and on its compliance with specific requirements applicable to nonmajor HUD programs, and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, such information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


                                                    /s/ Santiago Riley & Reznick
San Juan, Puerto Rico
January 22, 2003              Taxpayer Identification Number
                                   66-0432841


Lead Auditor: William T. Riley, Jr.

Exhibit 99.17

INDEPENDENT AUDITOR'S REPORT




To the Partners
Valley Oaks Senior Housing Associates
(A California Limited Partnership)
Sacramento, CA

I have audited the accompanying balance sheets of Valley Oaks Senior Housing Associates (A California Limited Partnership), CalHFA Development No. 82-05-N, as of December 31, 2002 and 2001, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Oaks Senior Housing Associates (A California Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued a report dated February 11, 2003 on my consideration of Valley Oaks Senior Housing Associates' internal control structure and a report dated February 11, 2003 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.


                                                         /s/ Bernard E. Rea, CPA
Stockton, California
February 11, 2003


Exhibit 99.18

INDEPENDENT AUDITORS' REPORT




Orocovix Limited Dividend Partnership
(A Limited Partnership)
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Orocovix Limited Dividend Partnership (a limited partnership), HUD Project No. RQ46R00031 and FmHA Project No. 63-02-60660405607, as of December 31, 2002 and 2001, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orocovix Limited Dividend Partnership (a limited partnership) as of December 31, 2002 and 2001, and the results of its operations, its changes in partners' deficiency and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ Horwath Velez & Co. PSC
February 3, 2003


Stamp number 1848347 was
Affixed to the original of
this report