Form 10QSB
period 2003-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2003-05-15
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from __________ to __________

                         Commission file number 0-13112


                        REAL ESTATE ASSOCIATES LIMITED VI
             (Exact name of registrant as specified in its charter)


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

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2003
                                 (in thousands)
                                   (Unaudited)



                        ASSETS

Investments in and advances to Local Limited
  Partnerships (Note 2)                                                     $ 460
Cash and Cash Equivalents                                                    1,389

            Total assets                                                   $ 1,849

          LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Notes payable and amounts due for partnership
    interests, including $520 in default (Note 3)                          $ 1,765
  Accrued interest payable, including $910 in
    default (Note 3)                                                         2,338
  Accounts payable and accrued expenses                                        169
  Due to affiliates (Note 4)                                                     7
                                                                             4,279
Partners' deficit:
  General partners                                          $ (376)
  Limited partners                                          (2,054)         (2,430)

         Total liabilities and partners' deficit                           $ 1,849

 The accompanying notes are an integral part of these consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)
                                   (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                             2003            2002
Revenues:
  Interest income                                           $   5             $ 6

Operating expenses:
  Management fee - general partner (Note 4)                    46              52
  Legal and accounting                                         52              42
  General and administrative (Note 4)                          12              44
  Interest (Note 3)                                            34              34
        Total operating expenses                              144             172

Loss from Partnership operations                             (139)           (166)
Write-off of advances made or to be made to limited
  partnerships                                               (131)            (65)
Equity in (loss) income of limited partnerships and
  amortization of acquisition costs (Note 2)                  (13)              2

Net loss                                                   $ (283)         $ (229)

Net loss allocated to general partners (1%)                 $ (3)           $ (2)
Net loss allocated to limited partners (99%)                 (280)           (227)

                                                           $ (283)         $ (229)

Net loss per limited partnership interest (Note 1)        $(16.71)        $(13.50)

 The accompanying notes are an integral part of these consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT

                                 (in thousands)
                                   (Unaudited)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                 16,752

Partners' deficit,
  January 1, 2003                       $ (373)          $(1,774)         $(2,147)

Net loss for the three months
  ended March 31, 2003                      (3)             (280)            (283)

Partners' deficit,
  March 31, 2003                        $ (376)          $(2,054)         $(2,430)


(A)   Consists of 16,752  Partnership  interests at March 31, 2003 and 16,810 at
      March 31, 2002. During the year ended December 31, 2002, 58 units were abandoned (Note 5).

 The accompanying notes are an integral part of these consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                           March 31,
                                                                      2003            2002
Cash flows from operating activities:
  Net loss                                                           $ (283)         $ (229)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Equity in loss (income) of limited partnerships and
      amortization of acquisition costs                                  13              (2)
     Advance to be made to limited partnerships                         123              --
     Increase (decrease) in:
      Due to affiliates                                                 (46)             (5)
      Accounts payable and accrued expenses                              39              67
      Accrued interest payable                                           34              34
         Net cash used in operating activities                         (120)           (135)

Net decrease in cash and cash equivalents                              (120)           (135)
Cash and cash equivalents, beginning of period                        1,509           2,147

Cash and cash equivalents, end of period                            $ 1,389         $ 2,012


 The accompanying notes are an integral part of these consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 MARCH 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the audited annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the annual report for the year ended December 31, 2002 prepared by Real Estate Associates Limited VI (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2003 and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002, respectively.

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 16,752 and 16,810 for the three month periods ended March 31, 2003 and 2002, respectively (see "Note 5 -Abandonment of Units").

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS

As of March 31, 2003, the Partnership holds limited partnership interests in nineteen local limited partnerships (the "Local Limited Partnerships"). The limited partnership interests decreased by one Local Limited Partnership due to the assignment of the interest in Century Plaza Limited Partnership to the noteholder (see "Note 6 - Foreclosure of Local Limited Parntership"). In addition the partnership holds a majority-owned general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partnership interests in three additional local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in twenty-two Local Limited Partnerships which owned, as of March 31, 2003, residential low income rental projects consisting of 1,239 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government. During the three months ended March 31, 2003, the Partnership's interest in one of the Local Limited Partnerships was assigned to the note holder (see "Note 6 - Foreclosure of Local Limited Partnership").

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

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. During the three months ended March 31, 2003, the Partnership's interest in the Local Limited Partnership was foreclosed on by the note holder. The Partnership had no investment balance related to this Local Partnership as of March 31, 2003.

As of March 31, 2003, the investment balance in 20 of the 22 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

Subsequent to March 31, 2003, the Partnership lost its interest in Penneco I as the property was sold at a price equal to its outstanding mortgage. The Partnership advanced $123,000 to pay outstanding accounts payable and closing costs. This amount has been recognized as a loss during the three months ended March 31, 2003.

The following is a summary of the investments in Local Limited Partnerships for the three months ended March 31, 2003 (in thousands):


      Balance, beginning of period                           $ 473
      Equity in loss of limited partnerships                   (11)
      Amortization of acquisition costs                         (2)

      Balance, end of period                                 $ 460


The following are unaudited combined estimated statements of operations for the three months ended March 31, 2003 and 2002 of Local Limited Partnerships in which the Partnership has invested (in thousands):

                                           Three Months Ended
                                               March 31,
                                        2003                  2002
                                                           (Restated)
Revenues
  Rental and other                    $ 2,347                $ 2,339

Expenses
  Operating expenses                    1,417                  1,432
  Financial expenses                      570                    601
  Depreciation                            395                    374
                                        2,382                  2,407

Net loss from continuing
  operations                              (35)                   (68)
Net loss from discontinued
  operations                               --                    (23)
Net loss                               $ (35)                 $ (91)

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying condensed combined results of operations have been restated as of January 1, 2001 to reflect the operations of Century Plaza Limited Partnership as loss from discontinued operations.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Three of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating approximately $1,430,000 became payable prior to March 31, 2003. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership had no investment balance related to this Local Limited Partnership at March 31, 2003.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $46,000 and $52,000 for the three months ended March 31, 2003 and 2002, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $6,000 for both of the three month periods ended March 31, 2003 and 2002 and is included in general and administrative expenses. The 2003 reimbursements are payable to NAPICO at March 31, 2003 and are included in "Due to affiliates" on the accompanying balance sheet.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for five of the Local Limited Partnerships included above. The Local Limited Partnerships pay NAPICO or its affiliate property management fees in the amount of 5 percent of their gross revenues and data processing fees. The amounts paid were approximately $31,000 and $37,000 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 5.     ABANDONMENT OF UNITS

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

NOTE 6.     FORECLOSURE OF LOCAL LIMITED PARTNERSHIP

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. During the three months ended March 31, 2003 the Partnership's interest in the Local Limited Partnership was foreclosed on by the note holder. The Partnership had no investment balance related to this Local Partnership as of March 31, 2003.

NOTE 7 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Limited Associates VI commenced an action in the United States District Court for the Central District of California against NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited VI (the "Partnership") to remove the general partners of the Partnership and to elect Millenium as the new general partner. The Partnership has filed with the SEC a preliminary Consent Revocation Statement opposing Millenium's and Everest's efforts to remove the general partners. An affiliate of the Corporate General Partner has purchased Everest's limited partnership interests and Millenium's and Everest's consent solicitation has been terminated.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. No distributions were received during the three month periods ended March 31, 2003 and 2002.

As of March 31, 2003 and 2002, the Partnership had cash and cash equivalents of approximately $1,389,000 and $2,012,000, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $5,000 and $6,000 in interest income for the three months ended March 31, 2003 and 2002, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $46,000 and $52,000 for the three months ended March 31, 2003 and 2002, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $52,000 and $42,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in legal and accounting fees is attributable to increases in legal related to the consent solicitation filed by Millenium Management, LLC and Everest Properties II, LLC as discussed in "Item 1. Financial Statements - Note 7 - Contingencies".

General and administrative expenses were approximately $12,000 and $44,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in general and administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly financial statements and communicating with the Partnership's investors. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $6,000 for both of the three month periods ended March 31, 2003 and 2002.

The Partnership accounts for its investments in the Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Limited Partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. The investments in all but two of the Limited Partnerships have been reduced to zero as of March 31, 2003. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. During the three months ended March 31, 2003, the Partnership recognized equity in loss of approximately $13,000. During the three months ended March 31, 2002, the Partnership recognized equity in income of approximately $2,000.

Subsequent to March 31, 2003, the Partnership lost its interest in Penneco I as the property was sold at a price equal to its outstanding mortgage. The Partnership advanced $123,000 to pay outstanding accounts payable and closing costs. This amount has been recognized as a loss during the three months ended March 31, 2003.

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

The Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Interest expense was approximately $34,000 for both of the three month periods ended March 31, 2003 and 2002. One note payable and related accrued interest aggregating approximately $1,430,000 became payable prior to March 31, 2003. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership had no investment balance related to this Local Limited Partnership at March 31, 2003.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 275 limited partnership interests (the "Units") in the Partnership, representing 3.28% of the outstanding Units at March 31, 2003. These Units were acquired pursuant to tender offers made by AIMCO and its affiliates. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from twelve of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the ten remaining Local Limited Partnerships, distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Limited Associates VI commenced an action in the United States District Court for the Central District of California against NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited VI (the "Partnership") to remove the general partners of the Partnership and to elect Millenium as the new general partner. The Partnership has filed with the SEC a preliminary Consent Revocation Statement opposing Millenium's and Everest's efforts to remove the general partners. An affiliate of the Corporate General Partner has purchased Everest's limited partnership interests and Millenium's and Everest's consent solicitation has been terminated.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

             a) Exhibits:

                  Exhibit 3, Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 2-82090).

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2003:

                  None.

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



                                    REAL ESTATE ASSOCIATES LIMITED VI
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                    Date: May 15, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited VI;


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


Date:  May 15, 2003

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

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited VI;


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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 15, 2003


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.