Form 10QSB
period 2003-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2003-08-14
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2003
                                 (in thousands)
                                   (Unaudited)



                        ASSETS

Investments in and advances to Local Limited
  Partnerships (Note 2)                                                   $ 415
Cash and Cash Equivalents                                                   884

            Total assets                                                $ 1,299

          LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Notes payable and amounts due for partnership
    interests, including $520 in default (Note 3)                       $ 1,765
  Accrued interest payable, including $922 in
    default (Note 3)                                                      2,372
  Accounts payable and accrued expenses                                      14
  Due to affiliates (Note 4)                                                  1
                                                                          4,152
Partners' deficit:
  General partners                                          $ (380)
  Limited partners                                          (2,473)      (2,853)

         Total liabilities and partners' deficit                        $ 1,299

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per interest data)
                                   (Unaudited)


                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                   2003         2002        2003         2002
REVENUE:
Interest income                                 $     3      $     8      $      8    $    14

OPERATING EXPENSES:
  Management fees - partners (Note 4)                43           49            89        101
  Legal and accounting                               81           18           133         60
  General and administrative (Note 4)                19           11            31         55
  Interest (Note 3)                                  34           34            68         68
        Total operating expenses                    177          112           321        284

Loss from Partnership operations                   (174)        (104)         (313)      (270)
Distributions from limited partnerships
  recognized as income (Note 2)                      16           16            16         16
Write off of advances made to limited
  partnerships                                     (230)          --          (361)        --
Equity in (loss) income of limited
  partnerships and amortization of
  acquisition costs (Note 2)                        (15)           9           (48)       (54)

Net loss                                        $  (403)      $  (79)     $   (706)   $  (308)

Net loss allocated to general partners (1%)     $    (4)      $   (1)     $     (7)   $    (3)
Net loss allocated to limited partners (99%)       (399)         (78)         (699)      (305)

                                                $  (403)      $  (79)     $   (706)   $  (308)
Net loss per limited partnership
  interest (Note 1)                             $(24.99)      $(4.66)     $ (41.70)   $(18.20)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                      (in thousands, except interest data)
                                   (Unaudited)

                                        General          Limited
                                       Partners          Partners       Total

Partnership interests (A)                                 16,744

Partners' deficit,
  January 1, 2003                       $ (373)          $(1,774)       $(2,147)

Net loss for the six months
  ended June 30, 2003                       (7)             (699)          (706)

Partners' deficit,
  June 30, 2003                         $ (380)          $(2,473)       $(2,853)


(A) Consists of 16,744 Partnership interests at June 30, 2003 and 16,810 at June 30, 2002. During the six months ended June 30, 2003 and the year ended December 31, 2002, 8 and 58 units were abandoned, respectively (see "Note 5 - Abandonment of Units").


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)


                                                                        Six Month Ended
                                                                            June 30,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (706)         $ (308)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Equity in loss of limited partnerships and
      amortization of acquisition costs                               48              54
     Change in accounts:
      Due to affiliates                                              (52)             11
      Accounts payable and accrued expenses                            7             (27)
      Accrued interest payable                                        68              68
         Net cash used in operating activities                      (635)           (202)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to limited partnerships                                   (12)           (122)
  Repayment of advances to limited partnerships                       22              --
         Net cash provided by (used in) investing activities          10            (122)

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (625)           (324)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,509           2,147

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  884          $1,823


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                  JUNE 30, 2003

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the audited annual consolidated financial statements; accordingly, the unaudited consolidated financial statements included herein should be reviewed in conjunction with the audited consolidated financial statements and related notes thereto contained in the annual report for the year ended December 31, 2002 prepared by Real Estate Associates Limited VI (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2003 and the results of operations and changes in cash flows for the three and six months ended June 30, 2003 and 2002.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests used was 16,752 and 16,810 for the six month periods ended June 30, 2003 and 2002, respectively (see "Note 5 -Abandonment of Units").

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $415,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Note 2 - Investments in and Advances to Limited Partnerships

As of June 30, 2003, the Partnership holds limited partnership interests in eighteen local limited partnerships (the "Local Limited Partnerships"). The limited partnership interests decreased by two Local Limited Partnerships due to the assignment of the interest in Century Plaza Limited Partnership to the noteholder (see "Note 6 - Foreclosure of Local Limited Partnership") and the sale of Penneco I during the six months ended June 30, 2002. In addition the partnership holds a majority-owned general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partnership interests in three additional local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in twenty-one Local Limited Partnerships which owned, as of June 30, 2003, residential low income rental projects consisting of 1,163 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. During the six months ended June 30, 2003, the Partnership's interest in the Local Limited Partnership was foreclosed on by the note holder. The Partnership did not incur a loss as a result of this foreclosure as it had no remaining investment balance in this Local Limited Partnership.

During the six months ended June 30, 2003, the Partnership sold its interest in Penneco I at a price equal to its outstanding mortgage. The Partnership advanced $123,000 to pay outstanding accounts payable and closing costs. This amount has been recognized as a loss during the six months ended June 30, 2003 as the Partnership had no remaining investment balance in this Local Limited Partnership.

As of June 30, 2003, the investment balance in 19 of the 21 Local Limited Partnerships had been reduced to zero. The Partnership still has investment balances in Cassidy Village and Park Place Local Limited Partnerships.

The following is a summary of the investments in Local Limited Partnerships for the six months ended June 30, 2003 (in thousands):

      Balance, beginning of period                           $ 473
      Equity in loss of limited partnerships                    (45)
      Amortization of acquisition costs                          (3)
      Advances to limited partnerships                           12
      Repayment of advances to limited partnerships             (22)
      Balance, end of period                                 $ 415

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2003 and 2002 of Local Limited Partnerships in which the Partnership has invested (in thousands):

                                    Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                    2003           2002         2003          2002
Revenues                                        (Restated)                 (Restated)
  Rental and other                $ 2,843        $ 2,169       $ 5,190      $ 4,337

Expenses
  Operating expenses                1,834          1,331         3,251        2,663
   Financial expenses                 593            564         1,163        1,128
  Depreciation                        543            352           938          703
                                    2,970          2,247         5,352        4,494
Loss from continuing
 operations                          (127)           (78)         (162)        (157)
Loss from discontinued
 operations                            --            (13)           --          (25)
Net loss                           $ (127)        $ (91)       $ (162)       $ (182)

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. The above condensed combined results of operations have been restated as of January 1, 2002 to report the operations of Century Plaza and Penneco I Limited Partnerships as discontinued operations.

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

Note 3 - Notes Payable and Amounts Due for Partnership Interests

Three of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $325,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating approximately $1,442,000 became payable prior to June 30, 2003. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes.

Note 4 - Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $89,000 and $101,000 for the six months ended June 30, 2003 and 2002, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $11,000 for both of the six month periods ended June 30, 2003 and 2002 and is included in general and administrative expenses. Approximately $1,000 of the 2003 reimbursements are payable to NAPICO at June 30, 2003 and are included in "Due to affiliates" on the accompanying consolidated balance sheet.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, was the general partner and property management agent for four and five of the Local Limited Partnerships for the six months ended June 30, 2003 and 2002, respectively. The Local Limited Partnerships pay NAPICO or its affiliate property management fees in the amount of 5 percent of their gross revenues and data processing fees. The amounts paid were approximately $37,000 and $62,000 for the six months ended June 30, 2003 and 2002, respectively.

Note 5 - Abandonment of Units

During the six months ended June 30, 2003 and the year ended December 31, 2002, the number of Limited Partnership Units decreased by 8 and 58 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year or 16,752 and 16,810 for the six months ended June 30, 2003 and 2002, respectively.

Note 6 - Foreclosure of Local Limited Partnership

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. During the six months ended June 30, 2003, as a result of this suit, the Partnership's interest in this Local Limited Partnership was foreclosed on by the note holder and the suit was terminated. The Partnership did not incur a loss as a result of this foreclosure as it had no remaining investment balance in this Local Limited Partnership.

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

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

      4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

      1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

      2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation
          (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

Item 2.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership received approximately $16,000 in distributions from Local Limited Partnerships for both the six month periods ended June 30, 2003 and 2002.

As of June 30, 2003 and 2002, the Partnership had cash and cash equivalents of approximately $884,000 and $1,823,000, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $8,000 and $14,000 in interest income for the six months ended June 30, 2003 and 2002, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $43,000 and $89,000 for the three and six months ended June 30, 2003, respectively, compared to approximately $49,000 and $101,000 for the corresponding periods in 2002.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $81,000 and $133,000 for the three and six months ended June 30, 2003, respectively, compared to approximately $18,000 and $60,000 in 2002. The increase in legal and accounting fees is attributable to legal costs related to items discussed in "Item 1. Financial Statements - Note 7 - Contingencies".

General and administrative expenses were approximately $19,000 and $31,000 for the three and six months ended June 30, 2003, respectively, and approximately $11,000 and $55,000 for the corresponding period in 2002. The increase in general and administrative expenses for the three months ended June 30, 2003 is attributable to an increase in the costs associated with the preparation and filing of the Partnership's quarterly financial statements and communicating with the Partnership's investors. The decrease in general and administrative expenses for the six months ended June 30, 2003 is due to the decrease in costs of communicating with the investors. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $11,000 for both of the six month periods ended June 30, 2003 and 2002.

The Partnership accounts for its investments in the Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Limited Partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. The investments in all but two of the Limited Partnerships have been reduced to zero as of June 30, 2003. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. During the six months ended June 30, 2003, the Partnership recognized equity in loss of approximately $45,000. During the six months ended June 30, 2002, the Partnership recognized equity in income of approximately $54,000.

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. During the six months ended June 30, 2003, as a result of this suit, the Partnership's interest in this Local Limited Partnership was foreclosed on by the note holder and the suit was terminated. The Partnership did not incur a loss as a result of this foreclosure as it had no remaining investment balance in this Local Limited Partnership.

During the six months ended June 30, 2003, the Partnership sold its interest in Penneco I at a price equal to its outstanding mortgage. The Partnership advanced $123,000 to pay outstanding accounts payable and closing costs. This amount has been recognized as a loss during the six months ended June 30, 2003, as the Partnership had no remaining investment balance in this Local Limited Partnership.

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

The Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Interest expense was approximately $68,000 for both of the six month periods ended June 30, 2003 and 2002. One note payable and related accrued interest aggregating approximately $1,442,000 became payable prior to June 30, 2003. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 446.5 limited partnership units (the "Units") in the Partnership, representing 5.33% of the outstanding Units at June 30, 2003. A Unit consists of two limited partnership interests. These Units were acquired pursuant to tender offers made by AIMCO and its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $415,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentages of 90% to 99%. Distributions of surplus cash from operations from twelve of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to generally less than 10% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the nine remaining Local Limited Partnerships, distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

Item 3.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

      4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

      1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

      2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation
          (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3, Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 2-82090).

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

                  Current Report on Form 8-K dated April 30, 2003 and filed April 30, 2003 related to a judgment against National
                  Partnership Investments Corp. ("NAPICO"), the corporate general partner of the Registrant.

                  Current Report on Form 8-K dated May 30, 2003, and filed on June 2, 2003 related to the settlement of In Re Real Estate Associates Limited Partnership Litigation (the "REAL Litigation").

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


                                    Date: August 13, 2003

Exhibit 31.1

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited VI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/David R. Robertson
                                David R. Robertson
                                President   and  Chief   Executive   Officer  of
                                National Partnership Investments Corp.,
                                equivalent of the chief executive officer of the Partnership

Exhibit 31.2

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited VI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/Brian H. Shuman
                                Brian H. Shuman
                                Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 13, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.