Form 10QSB
period 2003-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2003-11-14
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2003
                                 (in thousands)
                                   (Unaudited)



                        ASSETS

Investments in and advances to Local Limited
  Partnerships (Note 2)                                                     $ 410
Cash                                                                           817

            Total assets                                                   $ 1,227

          LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Notes payable and amounts due for partnership
    interests, including $520 in default (Note 3)                          $ 1,570
  Accrued interest payable, including $934 in
    default (Note 3)                                                         2,407
  Accounts payable and accrued expenses                                         37
  Due to affiliates (Note 4)                                                     1
                                                                             4,015
Commitments and Contingencies (Note 6)

Partners' deficit:
  General partners                                          $ (379)
  Limited partners                                          (2,409)         (2,788)

         Total liabilities and partners' deficit                           $ 1,227

            See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per interest data)
                                   (Unaudited)


                                               Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                               2003          2002          2003          2002

INTEREST INCOME                                 $ 2          $ 7           $ 10          $ 21

OPERATING EXPENSES:
  Management fee - partners (Note 4)               44           52           133            153
  Legal and accounting                             67           23           200             83
  General and administrative (Note 4)               8           12            39             67
  Interest (Note 3)                                35           34           103            102
        Total operating expenses                  154          121           475            405

Loss from Partnership operations                 (152)        (114)         (465)          (384)
Distributions from limited partnerships
  recognized as income (Note 2)                    --           --            16             16
Gain on sale of limited partnership units         195           --           195             --
Equity in income (loss) of limited
  partnerships and amortization of
  acquisition costs (Note 2)                       22          (49)         (387)          (103)

Net income (loss)                              $ 65         $ (163)       $ (641)       $ (471)

Net income (loss) allocated to general
  partners (1%)                                 $ 1          $ (2)         $ (6)         $ (5)
Net income (loss) allocated to limited
  partners (99%)                                   64         (161)         (635)          (466)

                                               $ 65         $ (163)       $ (641)       $ (471)
Net income (loss) per limited
  partnership interest (Note 1)               $ 3.82       $ (9.58)      $(37.90)       $(27.72)

            See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                      (in thousands, except interest data)
                                   (Unaudited)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                 16,752

Partners' deficit,
  January 1, 2003                       $ (373)          $(1,774)         $(2,147)

Net loss for the nine months
  ended September 30, 2003                  (6)             (635)            (641)

Partners' deficit,
  September 30, 2003                    $ (379)          $(2,409)         $(2,788)


(A) Consists of 16,744 Partnership interests at September 30, 2003 and 16,810 at September 30, 2002. During the nine months ended September 30, 2003 and the year ended December 31, 2002, 8 and 58 units were abandoned, respectively (see "Note 5 - Abandonment of Units").


            See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (641)         $ (471)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Equity in (income) loss of limited partnerships and
      amortization of acquisition costs                                 387             103
     Gain on sale of limited partnership interest                      (195)             --
     Change in accounts:
      Due to affiliates                                                 (52)             28
      Accounts payable and accrued expenses                              30             (34)
      Accrued interest payable                                          103             102
         Net cash used in operating activities                         (368)           (272)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to limited partnerships                                     (349)           (173)
  Repayment of advances to limited partnerships                          25              --
  Distributions from limited partnerships recognized as a
   reduction of the investment balance                                   --               2
         Net cash used in investing activities                         (324)           (171)


NET DECREASE IN CASH                                                   (692)           (443)
CASH, BEGINNING OF PERIOD                                             1,509           2,148

CASH, END OF PERIOD                                                  $ 817          $ 1,705


            See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                               SEPTEMBER 30, 2003


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

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2003 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2003 and 2002.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investment Associates ("NAPIA" or the "Non-Corporate General Partner").

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the period. The number of limited partnership interests used was 16,752 and 16,810 for the nine month periods ended September 30, 2003 and 2002, respectively (see "Note 5 -Abandonment of Units").

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, the Partnership will adopt FIN 46 effective December 31, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's consolidated results of operations taken as a whole.

Note 2 - Investments in and Advances to Limited Partnerships

As of September 30, 2003, the Partnership holds limited partnership interests in eighteen local limited partnerships (the "Local Limited Partnerships"). The limited partnership interests decreased by two Local Limited Partnerships from the year ended December 31, 2002 due to the assignment of the interest in Century Plaza Limited Partnership to the noteholder (see "Note 6 - Foreclosure of Local Limited Partnership") and the sale of Penneco I during the nine months ended September 30, 2003. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partnership interests in three additional local limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in twenty-one Local Limited Partnerships which owned, as of September 30, 2003, residential low income rental projects consisting of 1,163 apartment units. On April 19, 2002, New-Bel-Mo sold its New Glarus site for $360,000 which consisted of 10 units or 29% of the total units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Advances to Local Limited Partnerships whose investments have no basis are reserved and are included in equity in loss of limited partnerships. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.

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

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. During the nine months ended September 30, 2003, the Partnership's interest in the Local Limited Partnership was foreclosed on by the note holder and the suit was terminated. The Partnership did not incur a loss as a result of this foreclosure as it had no remaining investment balance in this Local Limited Partnership.

During the nine months ended September 30, 2003, the Partnership sold its interest in Penneco I at a price equal to its outstanding mortgage. The Partnership had a liability of $195,000 related to this investment which had no remaining balance. No remaining obligations are required by the Partnership related to Penneco I; accordingly, the Partnership wrote off the liability and recognized a gain on the sale of its limited partnership interests during the nine months ended September 30, 2003.

As of September 30, 2003, the investment balance in 19 of the 21 Local Limited Partnerships had been reduced to zero. The Partnership still has investment balances in Cassidy Village and Park Place Local Limited Partnerships.

New-Bel-Mo consisted of three properties in Wisconsin: New Glarus, Belleville, and Monticello. On April 19, 2002, New-Bel-Mo sold the New Glarus property, which consisted of 10 units. This sale left a total of 24 units at the two remaining properties. On May 5, 2003, the loan encumbering the Monticello property, which consisted of 8 units, was declared in technical default by USDA for property tax defaults, underfunded reserves and deferred maintenance. USDA has not accelerated the loan or commenced foreclosure. The Partnership has no remaining investment balance in this Local Limited Partnership.

The following is a summary of the investments in Local Limited Partnerships for the nine months ended September 30, 2003 (in thousands):

      Balance, beginning of period                           $ 473
      Equity in loss of limited partnerships                   (382)
      Amortization of acquisition costs                          (5)
      Advances to limited partnerships                          349
      Repayment of advances to limited partnerships             (25)
      Balance, end of period                                 $ 410

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2003 and 2002 of Local Limited Partnerships in which the Partnership has invested (in thousands):

                                          Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                          2003         2002         2003        2002
                                                    (Restated)               (Restated)
Revenues
  Rentals and other                     $ 1,316       $ 2,179      $ 6,506     $ 6,538

Expenses
  Operating expenses                        931         1,355        4,182       4,066
  Financial expenses                        369           543        1,532       1,628
  Depreciation                              178           351        1,116       1,053
                                          1,478         2,249        6,830       6,747

Loss from continuing operations            (162)          (70)        (324)       (209)
Loss from discontinued operations            --           (21)          --         (64)

Net loss                                 $ (162)       $ (91)      $ (324)     $ (273)

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

Note 3 - Notes Payable and Amounts Due for Partnership Interests

Three of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $130,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating approximately $1,454,000 became payable prior to September 30, 2003. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes.

Note 4 - Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $133,000 and $153,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $17,000 for both of the nine month periods ended September 30, 2003 and 2002 and is included in general and administrative expenses. Approximately $1,000 of the 2003 reimbursements are payable to NAPICO at September 30, 2003 and are included in "Due to affiliates" on the accompanying consolidated balance sheet.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, was the general partner and property management agent for four and five of the Local Limited Partnerships for the nine months ended September 30, 2003 and 2002, respectively. The Local Limited Partnerships pay NAPICO or its affiliate property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $49,000 and $81,000 for the nine months ended September 30, 2003 and 2002, respectively.

Note 5 - Abandonment of Units

During the nine months ended September 30, 2003 and the year ended December 31, 2002, the number of Limited Partnership Units decreased by 8 and 58 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year or 16,752 and 16,810 for the nine months ended September 30, 2003 and 2002, respectively.

Note 6 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan
          I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership received approximately $16,000 in distributions from Local Limited Partnerships for both the nine month periods ended September 30, 2003 and 2002.

As of September 30, 2003 and 2002, the Partnership had cash and cash equivalents of approximately $817,000 and $1,705,000, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $10,000 and $21,000 in interest income for the nine months ended September 30, 2003 and 2002, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The Partnership intends to continue investing available funds in this manner.

Results of Operations

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $44,000 and $133,000 for the three and nine months ended September 30, 2003, respectively, compared to approximately $52,000 and $153,000 for the corresponding periods in 2002.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $67,000 and $200,000 for the three and nine months ended September 30, 2003, respectively, compared to approximately $23,000 and $83,000 in 2002. The increase in legal and accounting fees is attributable to legal costs related to items discussed in "Item 1. Financial Statements - Note 7 - Contingencies".

General and administrative expenses were approximately $8,000 and $39,000 for the three and nine months ended September 30, 2003, respectively, and approximately $12,000 and $67,000 for the corresponding period in 2002. The decrease in general and administrative expenses for the three and nine months ended September 30, 2003 is due to the decrease in costs of communicating with the investors. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $17,000 for both of the nine month periods ended September 30, 2003 and 2002.

The Partnership accounts for its investments in the Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Limited Partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. The investments in all but two of the Limited Partnerships have been reduced to zero as of September 30, 2003. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. During the nine months ended September 30, 2003 and 2002, the Partnership recognized equity in loss of approximately $387,000 and $103,000, respectively, due primarily to advances made to Local Limited Partnerships during the respective periods.

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. During the nine months ended September 30, 2003, as a result of this suit, the Partnership's interest in this Local Limited Partnership was foreclosed on by the note holder and the suit was terminated. The Partnership did not incur a loss as a result of this foreclosure as it had no remaining investment balance in this Local Limited Partnership.

During the nine months ended September 30, 2003, the Partnership sold its interest in Penneco I at a price equal to its outstanding mortgage. The Partnership had a liability of $195,000 related to this investment which had no remaining balance. No remaining obligations are required by the Partnership related to Penneco I; accordingly, the Partnership wrote off the liability and recognized a gain on the sale of its limited partnership interests during the nine months ended September 30, 2003.

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

The Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Interest expense was approximately $103,000 and $102,000 for the nine month periods ended September 30, 2003 and 2002, respectively. One note payable and related accrued interest aggregating approximately $1,454,000 became payable prior to September 30, 2003. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 446.5 limited partnership units (the "Units") in the Partnership, representing 5.33% of the outstanding Units at September 30, 2003. A Unit consists of two limited partnership interests. These Units were acquired pursuant to tender offers made by AIMCO and its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, the Partnership will adopt FIN 46 effective December 31, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At September 30, 2003, the
Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $203,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's consolidated results of operations taken as a whole.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan
          I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

                  Current Report on Form 8-K dated August 11, 2003 and filed with the Securities and Exchange Commission on August 13, 2003 disclosing the stipulation of settlement of the litigation against NAPICO as the Corporate General Partner of the Partnership.

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


                                    Date: November 13, 2003

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

Date:  November 13, 2003

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

Date:  November 13, 2003

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



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 13, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.