Form 10KSB
period 2003-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2004-05-03
CIK 715578

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.   $13,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

REAL VI holds limited partnership interests in 18 local limited partnerships (the "Local Limited Partnerships"). In addition the Partnership holds a general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 21 Local Limited Partnerships. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government. The Partnership sold its interests in 10 Local Limited Partnerships in December 1998. In 2003, the Partnership sold its interest in one Local Limited Partnership and the interest in another Local Limited Partnership was foreclosed on by a noteholder.

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

Although each of the Local Limited Partnerships in which REAL VI has invested generally owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

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

During the year ended December 31, 2003, all of the projects in which REAL VI had invested were substantially rented. The following is a schedule of the status as of December 31, 2003, of the projects owned by Local Limited Partnerships in which REAL VI, either directly or indirectly through REA III, is a limited partner.

                       SCHEDULE OF PROJECTS OWNED BY
                        LOCAL LIMITED PARTNERSHIPS
                     IN WHICH REAL VI HAS AN INVESTMENT
                             December 31, 2003

                                 Financed,           Units
                                  Insured          Authorized   Percentage of  Percentage of
                                    And            For Rental    Total Units   Total Units
                                Subsidized      Assistance Under  Occupied      Occupied
Name and Location    Units         Under          Section 8 (E)     2003          2002

Boynton Terrace
  Boynton Beach, FL   89            --                  89           82%         93%

Cady Brook Apts
  Charlton, MA        40            (D)                 --           95%         93%

Cassady Village
  Columbus, OH        98            (A)                 50           98%        100%

Crockett Manor
  Trenton, TN         38            (C)                 38           98%         92%

Eastridge Apts
  Bristol, VA         96            (C)                 65           90%         85%

Filmore I
  Phoenix, AZ         32            (C)                 32           96%         88%

Grant-Ko
Enterprises
  Platteville, WI     40            (D)                 16           94%         98%

Hummelstown Manor
  Hummelstown, PA     51            (D)                 50          100%         98%

Kentucky Manor
  Oak Grove, KY       48            --                  --           83%         91%

Lonsdale Housing
  Providence, RI     131            --                 131           98%         98%

Marshall Plaza I
  Lorain, OH          40            (B)                 39           98%        100%


                       SCHEDULE OF PROJECTS OWNED BY
                        LOCAL LIMITED PARTNERSHIPS
                IN WHICH REAL VI HAS AN INVESTMENT (continued)
                             December 31, 2003

                                 Financed,           Units
                                  Insured          Authorized   Percentage of  Percentage of
                                    And            For Rental    Total Units   Total Units
                                Subsidized      Assistance Under  Occupied      Occupied
Name and Location    Units         Under          Section 8 (E)     2003          2002

Marshall Plaza II
  Lorain, OH         50             (B)                    48          98%         94%

New Bel-Mo (F)
 New Glarus,
Bellemount
  Monticello, WI     24             (D)                    24          72%         83%

Oakridge Park II
  Biloxi, MS         48             (D)                    --          95%         98%

Oakwood Manor
  Milan, TN          34             --                     34          99%        100%

Park Place
  Ewing, NJ         126             --                    125          97%         79%

Parksedge Elderly
Apts.
  Parkesedge, PA     45             (D)                    45         100%        100%

Sauk-Ko
Enterprises
  Baraboo, WI        30             (D)                    20          86%         83%

Sol 413
  Old San Juan, PR   12             (B)                    12         100%        100%

Valley Oaks Senior
  Gault, CA          50        State Program               43          99%        100%

Villas de Orocovix
  Orocovix, PR       41             (D)                    41          93%         95%

  Totals          1,163                                   902

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

(E)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

(F)   At  December  31,  2002,  New-Bel-Mo  consisted  of  three  properties  in
      Wisconsin: New Glarus, Belleville, and Monticello. On April 19, 2002, New-Bel-Mo sold the New Glarus property which consisted of 10 units. This sale left a total of 24 units at the two remaining properties.

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2003. On January 22, 2003, the note holder foreclosed on Century Plaza.


                        REAL VI     Original Cost                     Notes Payable
                      Percentage    of Ownership        Mortgage           And
     Partnership       Interest       Interest           Notes       Accrued Interest
                                   (in thousands)    (in thousands)   (in thousands)

Boynton Terrace         98.50%          $ 840           $ 4,030           $ 161
Boynton Beach, FL

Cady Brook Apts         95.00%             200              893               94
  Charlton, MA

Cassady Village         98.99%             54               803               --
  Columbus, OH

Crockett Manor          99.00%             215              980               24
  Trenton, TN

Eastridge Apts          99.00%             220              364                1
  Bristol, VA

Filmore I               99.00%             260            1,131               --
  Phoenix, AZ

Grant-Ko Enterprises    95.00%             213            1,212                2
  Platteville, WI

Hummelstown Manor       95.00%             330            1,716               14
  Hummelstown, PA

Kentucky Manor          95.00%             250            1,371                3
  Oak Grove, KY

Lonsdale Housing        98.99%           1,000            1,139               11
  Providence, RI

                        REAL VI     Original Cost                     Notes Payable
                      Percentage    of Ownership        Mortgage           And
     Partnership       Interest       Interest           Notes       Accrued Interest
                                   (in thousands)    (in thousands)   (in thousands)

Marshall Plaza I        98.99%          $ 140            $ 122             $ --
  Lorain, OH

Marshall Plaza II       98.99%             180              178               --
  Lorain, OH

New-Bel-Mo              95.00%             167              613               --
  New Glarus, Bellemont
  Monticello, WI

Oakridge Park II        95.00%             221            1,182               --
  Biloxi, MS

Oakwood Manor           99.00%             148              531                5
  Milan, TN

Park Place              90.00%           1,182            4,615               --
  Ewing, NJ

Parksedge Elderly        95.00             280            1,414               68
  Apartments
  Parkesedge, PA

Sauk-Ko Enterprises     95.00%             182              696               --
  Baraboo, WI

Sol 413                 98.90%             100              343               93
  Old San Juan, PR

Valley Oaks Senior      99.00%             315            1,771               --
  Gault, CA

Villas de Orocovix      99.00%             270            1,377               10
  Orocovix, PR

TOTALS                                 $ 6,767          $26,481           $ 486

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

ITEM 3.     LEGAL PROCEEDINGS

Class Action

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in REAL VI commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET  FOR  THE   REGISTRANT'S   PARTNERSHIP   INTERESTS  AND  RELATED
         PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership Interests may be transferred only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2003, there were 3,007 registered holders of units in REAL VI. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. No distributions were made during the years ended December 31, 2003 and 2002.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.49% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. No distributions were made during the years ended December 31, 2003 and 2002.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

As of December 31, 2003 and 2002, the Partnership had cash and cash equivalents of approximately $632,000 and $1,509,000, respectively. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $13,000 and $35,000 in interest income for the years ended December 31, 2003 and 2002, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its partners as discussed in "Item 1. Description of Business." It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $176,000 and $173,000 for the years ended December 31, 2003 and 2002, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $286,000 and $98,000 for the years ended December 31, 2003 and 2002, respectively. The increase in legal and accounting fees is attributable to increased legal costs related to the consent solicitation and other issues and increased costs for the Partnership's annual audit.

General and administrative expenses were approximately $48,000 and $91,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in general and administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements and communications with the Partnership's investors. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $23,000 for each of the years ended December 31, 2003 and 2002.

At December 31, 2003, the Partnership has investments, either directly or indirectly through REA III, in 21 Local Limited Partnerships, all of which own housing projects that were substantially all rented. The limited partnership interests decreased by two Local Limited Partnerships from the year ended December 31, 2002 due to the assignment of the interest in Century Plaza Limited Partnership to the noteholder (see "Item 7. Financial Statements - Note 2 - Investments in and Advances to Local Limited Partnerships") and the sale of the Partnership's interest in Penneco I during the year ended December 31, 2003. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. At December 31, 2003, the Partnership has a positive investment balance in two Local Limited Partnerships, Cassady Village and Park Place Limited Partnerships.

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. During the year ended December 31, 2003, the Partnership's interest in the Local Limited Partnership was foreclosed on by the note holder and the suit was terminated. The Partnership did not incur a loss as a result of this foreclosure as it had no remaining investment balance in this Local Limited Partnership.

During the year ended December 31, 2003, the Partnership sold its interest in Penneco I at a price equal to the outstanding mortgage recorded at the Local Limited Partnership. Prior to the sale, the Partnership had a liability for additional capital contributions of $195,000 related to this investment.
Subsequent to the sale, no remaining obligations were required by the Partnership related to Penneco I; accordingly, the Partnership wrote off the liability and recognized a gain on the sale of its limited partnership interests during the year ended December 31, 2003.

The total loss from the Local Limited Partnerships that was allocated to the Partnership was approximately $527,000 and $250,000 for the years ended December 31, 2003 and 2002, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in loss of Local Limited Partnerships of approximately $354,000 and $365,000 for the years ended December 31, 2003 and 2002, respectively.

Distributions from the Local Limited Partnerships in which the Partnership did not have a positive investment balance were approximately $16,000 and $51,000 for the years ended December 31, 2003 and 2002, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

Total revenues for the Local Limited Partnerships were approximately $8,586,000 and $9,077,000 for the years ended December 31, 2003 and 2002, respectively.

Total expenses for the Local Limited Partnerships were approximately $9,121,000 and $8,924,000 for the years ended December 31, 2003 and 2002, respectively.

Total net loss for the Local Limited Partnerships for 2003 totaled approximately $593,000 and total income for 2002 totaled approximately $11,000. The loss allocated to the Partnership was approximately $527,000 and $250,000 for 2003 and 2002, respectively.

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

The Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. Interest expense was approximately $137,000 for both of the years ended December 31, 2003 and 2002. One note payable and related accrued interest aggregating approximately $1,467,000 became payable prior to December 31, 2003. Management is in the process of attempting to negotiate an extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure.

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

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.49% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated Local Limited Partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its investments in Local Limited Partnerships that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated investments in Local Limited Partnerships. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on its cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 1 - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

ITEM 7.     FINANCIAL STATEMENTS

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Real Estate Associates Limited VI


We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VI as of December 31, 2003, and the related consolidated statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying consolidated financial statements using the equity method of accounting. The investments in these limited partnerships represent 42 percent of the total assets of the Partnership as of December 31, 2003 and the equity in the loss of these limited partnerships represent zero percent and 6 percent of the total net loss of the Partnership for the years ended December 31, 2003 and 2002, respectively. The investee information for these limited partnerships is included in Notes 2 and 6. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Partnership management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VI at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP

Greenville, South Carolina
April 21, 2004

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003
                                 (in thousands)


                              Assets

Investments in and advances to local limited partnerships (Note 2)                $ 455
Cash and cash equivalents                                                            632

       Total Assets                                                              $ 1,087

                Liabilities and Partners' Deficit

Liabilities:
  Notes payable and amounts due for partnership interests,
    including $520 in default  (Note 3)                                          $ 1,570
  Accrued interest payable, including $947 in default (Note 3)                     2,441

Partners' Deficit
  General partners                                                   $ (381)
  Limited partners                                                    (2,543)     (2,924)

       Total liabilities and partners' deficit                                   $ 1,087

            See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                               Years Ended December 31,
                                                                  2003           2002
Revenues:
  Interest and other income                                       $ 13           $ 35

Operating Expenses:
  Management fees - partners (Note 4)                                176            173
  General and administrative                                          48             91
  Legal and accounting                                               286             98
  Interest (Note 3)                                                  137            137
      Total operating expenses                                       647            499

Loss from partnership operations                                    (634)          (464)

Distributions from local limited partnerships recognized
  as income (Note 2)                                                  16             51
Gain on sale of local limited partnership interests                  195             --
Equity in loss of local limited partnerships and
  amortization of acquisition costs (Note 2)                        (354)          (365)

Net loss (Note 5)                                                $ (777)        $ (778)

Net loss to general partners (1%)                                 $ (8)          $ (8)
Net loss to limited partners (99%)                                  (769)          (770)

                                                                 $ (777)        $ (778)

Net loss per limited partnership interest (Note 1)               $(45.90)       $(45.96)

            See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                    CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                    (in thousands, except partnership interests)


                                          General         Limited
                                          Partners        Partners          Total

Number of limited partnership
  interests                                                16,752

Partners' Deficit at
  December 31, 2001                        $ (365)        $(1,004)         $(1,369)

Net loss for the year ended
  December 31, 2002                            (8)           (770)            (778)

Partners' Deficit at
  December 31, 2002                          (373)         (1,774)          (2,147)

Net loss for the year ended
  December 31, 2003                            (8)           (769)            (777)

Partners' Deficit at
  December 31, 2003                        $ (381)        $(2,543)         $(2,924)

            See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Years Ended December 31,
                                                                    2003            2002
Cash flows from operating activities:
  Net loss                                                         $ (777)         $ (778)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Equity in loss of local limited partnerships and
        amortization of acquisition costs                             354             365
      Gain on sale of local limited partnership interest             (195)             --
      Change in accounts
        Due to affiliates                                             (53)             48
        Accounts payable and accrued expenses                          (7)            (65)
        Accrued interest payable                                      137             120
         Net cash used in operating activities                       (541)           (310)

Cash flows from investing activities:
  Repayment of advances to local limited partnerships                  49              --
  Distributions from local limited partnerships recognized
    as a reduction of the investment balance                           --               2
  Advances to Local Limited Partnerships                             (385)           (330)
         Net cash used in investing activities                       (336)           (328)

Net decrease in cash and cash equivalents                            (877)           (638)

Cash and cash equivalents, beginning of year                        1,509           2,147

Cash and cash equivalents, end of year                             $ 632          $ 1,509

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                              $ --            $ 17

            See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Real Estate Associates Limited VI ("REAL VI" or the "Partnership"), formed under the California Limited Partnership Act, was organized on October 12, 1982. The Partnership was formed to invest primarily in other local limited partnerships (the "Local Limited Partnerships") which own and operate primarily federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates ("NAPIA"), a limited partnership. The business of REAL VI is conducted primarily by NAPICO.

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

Principles of Consolidation

The consolidated financial statements include the accounts of REAL VI and its majority owned general partnership Real Estate Associates III ("REA III"). All significant intercompany accounts and transactions have been eliminated in consolidation. Losses in excess of the minority interest in equity that would otherwise be attributed to the minority interest are being allocated to the Partnership.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Method of Accounting for Investments in Local Limited Partnerships

The investments in Local Limited Partnerships are accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the Local Limited Partnerships have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,752 for both of the years ended December 31, 2003 and 2002.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market mutual funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances of approximately $632,000 at December 31, 2003 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2003 and 2002.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable and amounts due for partnership interests are collateralized by the Partnership's investments in Local Limited Partnerships and are payable only out of cash distributions from Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated Local Limited Partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its investments in Local Limited Partnerships that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated investments in Local Limited Partnerships. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on its cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2003, the Partnership holds limited partnership interests in 18 Local Limited Partnerships. The limited partnership interests decreased by two Local Limited Partnerships from the year ended December 31, 2002 due to the assignment of the interest in Century Plaza Limited Partnership to the noteholder and the sale of Penneco I during the year ended December 31, 2003. In addition, the Partnership holds a majority-owned general partner interest in REA III which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in twenty-one Local Limited Partnerships which owned, as of December 31, 2003, residential low income rental projects consisting of 1,163 apartment units. On April 19, 2002, New-Bel-Mo sold its New Glarus site for $360,000 which consisted of 10 units or 29% of the total units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

As of December 31, 2003, the investment balance in 19 of the 21 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, in the amount of $960,000 plus accrued interest payable of $1,675,554 as of December 31, 2002, filed a suit seeking a monetary judgment against the Partnership and the other partners. During the year ended December 31, 2003, the Partnership's interest in the Local Limited Partnership was foreclosed on by the note holder and the suit was terminated. The Partnership did not incur a loss as a result of this foreclosure as it had no remaining investment balance in this Local Limited Partnership.

During the year ended December 31, 2003, the Partnership sold its interest in Penneco I at a price equal to the outstanding mortgage recorded at the Local Limited Partnership. Prior to the sale, the Partnership had a liability for additional capital contributions of $195,000 related to this investment.
Subsequent to the sale, no remaining obligations were required by the Partnership related to Penneco I; accordingly, the Partnership wrote off the liability and recognized a gain on the sale of its limited partnership interests during the year ended December 31, 2003.

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

The following is a summary of the investments in Local Limited Partnerships for the year ended December 31, 2003 (in thousands):

            Balance, beginning of period                           $  473
            Amortization of acquisition costs                          (7)
            Equity in loss of Local Limited Partnerships             (347)
            Advances to Local Limited Partnerships                    385
            Repayment of advances to Local Limited
              Partnerships                                            (49)
            Balance, end of period                                 $  455

The difference between the investment in the accompanying consolidated balance sheet at December 31, 2003, and the deficiency per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Selected financial information from combining the financial statements of the Local Limited Partnerships at December 31, 2003 and for each of the two years in the period ended December 31, 2003 is as follows:

                        CONDENSED COMBINED BALANCE SHEET
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)

                                                        December 31, 2003
Assets:
  Land                                                       $ 2,520
  Buildings and improvements, net of accumulated
    depreciation of approximately $29,709                     14,230
  Other assets                                                 8,639

Total Assets                                                 $25,389

Liabilities and Partners' Deficit
Liabilities:
  Mortgages notes payable                                    $26,481
  Other liabilities                                            2,817
  Partners' Deficit                                           (3,909)

Total Liabilities and Partners' Deficit                      $25,389

                    CONDENSED COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)
                                                       Years Ended December 31,
                                                          2003          2002
                                                                      (Restated)
Rental income                                           $ 8,248       $ 8,382
Interest and other income                                   338           695
      Total Revenues                                      8,586         9,077

Expenses:
  Operating expenses                                      5,537         5,312
  Financial expenses                                      2,069         2,140
  Depreciation                                            1,515         1,472
      Total Expenses                                      9,121         8,924

Net (loss) income before discontinued operations           (535)          153
Loss from discontinued operations                           (58)         (142)
Net (loss) income                                        $ (593)        $ 11

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the condensed combined results of operations have been restated as of January 1, 2002 to reflect the operations of Penneco I as loss from discontinued operations. In addition, the results of operations for Century Plaza have been excluded from both periods due to the foreclosure of the Partnership's interest in the Local Limited Partnership.

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

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Limited Partnerships in which the Partnership has an investment will be permitted to restructure their mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Three  of  the  Partnership's  investments  involved  purchases  of  partnership interests from partners who subsequently withdrew from the partnership. The purchase of these interests provides for additional cash payments of approximately $130,000 based upon specific events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating approximately $1,467,000 became payable prior to December 31, 2003. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership has no remaining investment balance in the Local Limited Partnership.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes.

Payment of the notes payable and related accrued interest are due as follows:

                      Years Ended December 31,
                           (in thousands)                Notes       Interest
                                2004                     $ 520         $ 947
                                2005                        750         1,170
                                2006                         --            --
                                2007                         --            --
                                2008                         --            --
                             Thereafter                     170           324
                               Total                    $ 1,440       $ 2,441

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $176,000 and $173,000 for the years ended December 31, 2003 and 2002, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $23,000 for each of the years ended December 31, 2003 and 2002 and is included in general and administrative expenses.

In addition to being the Corporate General Partner of the Partnership, NAPICO or one of its affiliates, is the general partner and property management agent for five of the Local Limited Partnerships. The Local Limited Partnerships pay NAPICO or its affiliate property management fees of five percent of their gross revenues and data processing fees. The amounts paid were approximately $62,000 and $111,000 during the years ended December 31, 2003 and 2002, respectively.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.49% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

NOTE 5 - INCOME TAXES

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships. The tax loss is allocated to the partner groups in accordance with
Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2003            2002
                                                       (in thousands)

Net loss per financial statements                   $ (777)         $ (778)
  Other                                                 93             217
  Partnership's share of Local Limited
    Partnership                                      5,644           1,117
Income per tax return                              $ 4,960          $ 556

Per limited partnership interest                   $293.12         $ 32.86


The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities:


                                                        December 31, 2003
                                                         (in thousands)

Net liabilities as reported                                 $ (2,924)
Add (deduct):
  Deferred offering costs                                      4,976
  Investment in Local Limited Partnerships                   (17,938)
  Other                                                        4,230
Net deficit - federal tax basis                             $(11,656)

NOTE 6 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL VI HAS INVESTED

                          Gross Amount at Which Carried
                              At December 31, 2003
                                 (in thousands)

                                               Buildings
                                              and Related
                                               Personal                Accumulated    Date of
     Description       Encumbrances   Land     Property      Total     Depreciation Construction

Boynton Terrace          $ 4,030     $ 208      $ 4,222     $ 4,430      $ (2,796)   1983-1984
Cady Brook Apts              893         89       1,996       2,085          (895)      (A)
Cassady Village              803        157       2,056       2,213        (1,339)      (A)
Crockett Manor               980         10       1,365       1,375          (896)      (A)
Eastridge Apts               364        102       1,681       1,783        (1,545)      (A)
Filmore I                  1,131        115       1,411       1,526          (930)      (A)
Grant-Ko Enterprises       1,212        100       1,467       1,567          (962)      (A)
Hummelstown Manor          1,716         97       1,813       1,910          (958)     1983
Kentucky Manor             1,371        101       1,494       1,595        (1,260)      (A)
Lonsdale Housing           1,139        428       6,270       6,698        (5,692)      (A)
Marshall Plaza I             122         68         709         777          (459)      (A)
Marshall Plaza II            178         79         922       1,001          (598)      (A)
New-Bel-Mo                   613         61         815         876          (541)      (A)
Oakridge Park II           1,182         55       1,554       1,609        (1,460)      (A)
Oakwood Manor                531         62         898         960          (428)      (A)
Park Place                 4,615        337       7,607       7,944        (3,920)   1983-1984
Parksedge Elderly Apts     1,414        160       2,124       2,284        (1,144)      (A)
Sauk-Ko Enterprises          696         60       1,203       1,263          (791)      (A)
Sol 413                      343         50         428         478          (281)      (A)
Valley Oaks Senior         1,771        122       1,960       2,082        (1,491)      (A)
Villas de Orocovix         1,377         59       1,944       2,003        (1,323)

  Totals                 $26,481     $2,520     $43,939     $46,459      $(29,709)

(A) This project was completed when REAL VI entered the Partnership.

Reconciliation of real estate (in thousands)

                                                 Years Ended December 31,
                                                   2003           2002

Balance at beginning of period                    $52,533       $52,223
Improvements during the period                        355           738
Sale of property                                   (8,949)         (428)
Balance at end of period                          $43,939       $52,533

Reconciliation of accumulated depreciation (in thousands)

                                                   2003           2002

Balance at beginning of period                    $33,142       $31,740
Depreciation expense for the period                 1,515         1,688
Sale of property                                   (4,948)         (286)
Balance at end of period                          $29,709       $33,142

NOTE 7 - ABANDONMENT OF UNITS

During the year ended December 31, 2002, the number of Limited Partnership Interests decreased by 58 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying consolidated statements of operations is calculated based on the number of interests outstanding at the beginning of the year. There were no such abandonments in 2003.

NOTE 8 - CONTINGENCIES

Class Action

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in REAL VI commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.    CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Real Estate Associates Limited VI (the "Partnership" or the "Registrant") has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez             58     Director
David R. Robertson             37     President, Chief Executive Officer
                                        and Director
Charles McKinney               52     Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman             38     Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                41     Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since April 1, 2002. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Charles McKinney has been Senior Vice President and Director of Asset Management of the Corporate General Partner and AIMCO Capital since January 2003 and has overall responsibility for monitoring the construction, lease-up, operations and compliance issues for all assets constituting a part of AIMCO's affordable portfolio. Mr. McKinney joined AIMCO as Vice President of Transactions in the Affordable Group in June 2002 and had responsibility for value added dispositions of affordable properties in the Western portion of the United States. From September 2000 through May 2002, Mr. McKinney was Managing Underwriter for Real Estate Recovery, Inc. where he was responsible for the real estate loan underwriting and loan review for the company's clients. From March 1998 through August 2000, Mr. McKinney was the Executive Managing Director of American Capital Advisors, Inc. an investment banking company.

Jeffrey H. Sussman has been Senior Vice President, General Counsel and Secretary of the Corporate General Partner since joining NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since joining NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO as well as the limited partnership sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Brian H. Shuman meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The General Partners own all of the outstanding general partnership interests of REAL VI. No person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Interests of the Partnership as of December 31, 2003.

(b) None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VI.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $176,000 and $173,000 for the years ended December 31, 2003 and 2002, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $23,000 for each of the years ended December 31, 2003 and 2002 and is included in general and administrative expenses.

In addition to being the Corporate General Partner of the Partnership, NAPICO or one of its affiliates, is the general partner and property management agent for five of the Local Limited Partnerships. The Local Limited Partnerships pay NAPICO or its affiliate property management fees of five percent of their gross revenues and data processing fees. The amounts paid were approximately $62,000 and $111,000 during the years ended December 31, 2003 and 2002, respectively.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.49% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 10-K

      (a)   Exhibits:

            Exhibit 3, Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-82090 which is hereby incorporated by reference.

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

            Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.1,  Independent  Auditors Report for Boynton  Associates,
            Ltd.

            Exhibit 99.2, Independent Auditors Report  for  Charlton   Housing
            Associates (Cady Brook Apts.)

            Exhibit 99.3, Independent Auditors   Report  for  Cassady   Village
            Apartments, Ltd.

            Exhibit 99.4, Independent Auditors Report for Crockett Manor Apartments

            Exhibit 99.5, Independent Auditors Report for Eastridge Associates, Ltd.

            Exhibit 99.6, Independent Auditors Report for Grant-Ko Enterprises Limited Partnership

            Exhibit 99.7, Independent   Auditors   Report  for  Kentucky   Manor
            Apartments, Ltd.

            Exhibit 99.8, Independent Auditors Report for Civic Housing Associates I

            Exhibit 99.9, Independent Auditors Report for Civic Housing Associates II

            Exhibit 99.10, Independent Auditors Report for Oakridge Park Phase
            II

            Exhibit 99.11, Independent   Auditors   Report  for  Oakwood   Manor
            Associates, Ltd.

            Exhibit 99.12, Independent Auditors Report for Park Place Associates

            Exhibit 99.13, Independent Auditors Report for Parksedge Associates

            Exhibit 99.14, Independent Auditors Report for Sauk-Ko Apartments

            Exhibit 99.15, Independent Auditors Report for Sol 413 Limited Dividend Partnership

            Exhibit 99.16, Independent Auditors Report for Valley Oaks Senior Housing Associates

            Exhibit 99.17, Independent Auditors Report for Orocovix Limited Dividend Partnership

      (b)   Reports on Form 8-K filed during the fourth quarter of 2003:

            Current Report on Form 8-K dated November 24, 2003 and filed on November 26, 2003 disclosing the Stipulation Settlement between NAPICO and the plaintiffs.

            Current Report on Form 8-K dated December 30, 2003 and filed January 2, 2004 disclosing the Stipulation Settlement between NAPICO and the plaintiffs.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $44,000 and $31,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for both 2003 and 2002 of approximately $24,000.

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


                                Date: May 3, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: May 3, 2004
Peter K. Kompaniez


/s/David R. Robertson         President, Chief Executive    Date: May 3, 2004
David R. Robertson            Officer and Director


/s/Brian H. Shuman            Senior Vice President and     Date: May 3, 2004
Brian H. Shuman               Chief Financial Officer

                        REAL ESTATE ASSOCIATES LIMITED VI
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

   3        Articles of incorporation and  bylaws:   The   registrant   is  not
            incorporated. The Partnership Agreement was filed with Form S-11 #2-82090 which is hereby incorporated by reference.

  31.1      Certification  of equivalent of Chief Executive  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2      Certification  of equivalent of Chief Financial  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1      Independent Auditors Report for Boynton Associates, Ltd.

  99.2 Independent Auditors Report for Charlton Housing Associates (Cady Brook Apts.)

  99.3      Independent Auditors Report for Cassady Village Apartments, Ltd.

  99.4      Independent Auditors Report for Crockett Manor Apartments

  99.5      Independent Auditors Report for Eastridge Associates, Ltd.

  99.6      Independent Auditors Report  for  Grant-Ko   Enterprises   Limited
            Partnership

  99.7      Independent Auditors Report for Kentucky Manor Apartments, Ltd.

  99.8      Independent Auditors Report for Civic Housing Associates I

  99.9      Independent Auditors Report for Civic Housing Associates II

  99.10     Independent Auditors Report for Oakridge Park Phase II

  99.11     Independent Auditors Report for Oakwood Manor Associates, Ltd.

  99.12     Independent Auditors Report for Park Place Associates

  99.13     Independent Auditors Report for Parksedge Associates

  99.14     Independent Auditors Report for Sauk-Ko Apartments

  99.15     Independent Auditors Report for Sol 413 Limited Dividend Partnership

  99.16     Independent Auditors Report for Valley Oaks Senior Housing
            Associates

  99.17     Independent Auditors Report for Orocovix Limited Dividend
            Partnership

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

Date:  May 3, 2004

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


Date:  May 3, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited VI (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 3, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 3, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Independent Auditors' Report


To the Partners
Boynton Associates, Ltd.

We have audited the accompanying balance sheets of Boynton Associates, Ltd., FHA Project No. FL29-0053-049 (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boynton Associates, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 11, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

Los Angeles, California
March 11, 2004

Exhibit 99.2

                          Independent Auditors' Report



To the Partners of
Charlton Housing Associates Limited Partnership


     We have audited the accompanying balance sheets of Charlton Housing Associates Limited Partnership, RHS Project No.: 25-019-042822998, as of December 31, 2003 and 2002, and the related statements of operations, partners' equity(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2003, dated January 31, 2004, on our consideration of Charlton Housing Associates Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charlton Housing Associates Limited Partnership, RHS Project No.: 25-019-042822998, as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                   /s/Reznick Fedder & Silverman

Baltimore, Maryland
January 31, 2004

Exhibit 99.3

Independent Auditors' Report



To the Partners
Cassady Village Apartments, Ltd.

We have audited the accompanying balance sheets of Cassady Village Apartments, Ltd., FHA Project No. 043-44028-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cassady Village Apartments, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 12 through 14) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.4

Independent Auditors' Report

To the Partners
Crockett Manor Apartments

We have audited the accompanying balance sheets of Crockett Manor Apartments (a limited partnership), FHA Project No. 086_35171_PM-L8 (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crockett Manor Apartments as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 13, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 13, 2004

Exhibit 99.5

                          Independent Auditors' Report


January 29, 2004
Eastridge Associates
Bristol, Virginia

We have audited the accompanying balance sheet of Eastridge Associates, HUD Project No. 051-55021-LDC (a limited partnership), as of December 31, 2003, and the related statements of income, changes in partners' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastridge Associates as of December 31, 2003, and the results of its operations and cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 2004, on our consideration of Eastridge Associates' internal control and on our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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



                                               /s/ Appalachian, CPAs, PC
                                                   Appalachian, CPAs, PC
                                                   Johnson City, Tennessee
                                                   EIN 62-1337124



Engagement Partner/Officer
Joanne L. Downer, CPA
401 Elm Street
Johnson City, Tennessee 37601
(423) 926-4784

Exhibit 99.6

                          Independent Auditor's Report



To the Partners
Grant-Ko Enterprises, Limited Partnership
Platteville, Wisconsin

We have audited the accompanying balance sheet of Grant-Ko Enterprises, Limited Partnership, RHS Case No. 58-022-391456910, as of December 31, 2003 and 2002, and the related statements of operations and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Grant-Ko Enterprises, Limited Partnership as of December 31, 2001, were audited by other auditors whose report dated February 15, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant-Ko Enterprises, Limited Partnership, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004 on our consideration of Grant-Ko Enterprises, Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations and contracts. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 10-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                              /s/ Bodilly CPAs & Consultants LLP
                                                  Bodilly CPAs & Consultants LLP

February 6, 2004

Exhibit 99.7

To the Partners
Kentucky Manor Apartments, LTD.
Oak Grove, Kentucky


We have audited the accompanying balance sheets of Kentucky Manor Apartments, LTD. (a limited partnership), RD/USDA Project No. 20-024-611005769, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Manor Apartments, LTD. (a limited partnership) as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2004 on our consideration of Kentucky Manor Apartments, LTS.'s internal control structure and on its compliance with certain provisions of laws, regulation , contracts and grants. That report is an integral part of an audit performed in accordance with Governmental Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Thurman, Campbell & Co.
Clarksville, TN
January 28, 2004

Exhibit 99.8


Independent Auditors' Report

To the Venturers
Civic Housing Associates I
a/k/a Marshall Plaza Apartments - Phase I

We have audited the accompanying balance sheets of Civic Housing Associates I, a/k/a Marshall Plaza Apartments - Phase I, FHA Project No. 042-55046-LDP (the "Venture"), as of December 31, 2003 and 2002 and the related statements of income, changes in venturers' equity and cash flows for the years then ended. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Civic Housing Associates I as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Venture's venturers could change in 2004, which might result in a change in Venture operations. The ultimate effect, if any, on the Venture's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Venture's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 12 through 14) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Venture. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.9

Independent Auditors' Report



To the Partners
Civic Housing Associates II
a/k/a Marshall Plaza Apartments - Phase II

We have audited the accompanying balance sheet of Civic Housing Associates II, a/k/a Marshall Plaza Apartments - Phase II, FHA Project No. 042-55054-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Civic Housing Associates II as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 12 through 14) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.10

To the Partners
Oakridge Park Apartments, Ltd. (Phase II)
Biloxi, Mississippi


We have audited the accompanying balance sheets of Oakridge Park Apartments, Ltd. (phase II), a limited partnership), RHS Project No. 28-030-0640685690 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Park Apartments, Ltd. (phase II), RHS Project No. 28-030-0640685690 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the years ended December 31, 2003 and 2002 is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2004 on our consideration of Oakridge Park Apartments, Ltd. (phase II), internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be ready in conjunction with this report in considering the results of our audit.

/s/Donald W. Causey & Associates, P.C.
Donald W. Causey & Associates, P.C.
Gadsden, Alabama
January 24, 2004

Exhibit 99.11

Independent Auditors' Report

To the Partners
Oakwood Manor Associates, Ltd.

We have audited the accompanying balance sheets of Oakwood Manor Associates, Ltd. (a Tennessee limited partnership), THDA Project No. 8.9.02 (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor Associates, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 11, 2004 on our consideration of the Partnership's internal control and reports dated February 11, 2004 on its compliance with specific requirements applicable to major THDA/HUD programs, laws and regulations, specific requirements applicable to fair housing and nondiscrimination, and specific requirements applicable to nonmajor THDA/HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional financial data (shown on pages 15 and 16) are presented for the purpose of additional analysis and are not a required part of the financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2004

Exhibit 99.12


                          INDEPENDENT AUDITOR'S REPORT


Partners
Park Place Associates


We have audited the accompanying balance sheets of PARK PLACE ASSOCIATES (A New Jersey Limited Partnership) as of December 31, 2003, 2002 and 2001, and the related statements of operations, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Park Place Associates as of December 31, 2003, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Fishbein & Company, P.C.
January 26, 2004
Elkins Park, Pennsylvania

Exhibit 99.13

Partners
Parkesedge Associates
State College, Pennsylvania:

We have audited the accompanying balance sheet of Parkesedge Associates (the "Partnership")as of December 31, 2003 and 2002, and the related statements of operations and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkesedge Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 30, 2004 on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Governmental Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/Parente Randolph
State College, Pennsylvania
January 30, 2004

Exhibit 99.14

                          Independent Auditor's Report



To the Partners
Sauk-Ko Enterprises, Limited Partnership
Fennimore, Wisconsin

We have audited the accompanying balance sheet of Sauk-Ko Enterprises, Limited Partnership, RHS Case No. 58-056-363292043, as of December 31, 2003 and 2002, and the related statements of operations and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sauk-Ko Enterprises, Limited Partnership as of December 31, 2001, were audited by other auditors whose report dated January 18, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sauk-Ko Enterprises, Limited Partnership, RHS Case No. 58-056-363292043, as of December 31, 2003 and 2002 and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2004 on our consideration of Sauk-Ko Enterprises, Limited Partnership's internal control over financial reporting, and on our tests of its compliance with certain provisions of laws, regulations, and contracts. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 9
- 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                              /s/ Bodilly CPAs & Consultants LLP
                                                  Bodilly CPAs & Consultants LLP



January 16, 2004
Fennimore, Wisconsin

Exhibit 99.15

INDEPENDENT AUDITOR'S REPORT




To the Partners
Sol 413 Limited Dividend Partnership


     We have audited the accompanying balance sheet of Sol 413 Limited Dividend Partnership as of December 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sol 413 Limited Dividend Partnership, as of December 31, 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated February 17, 2004, on our consideration of Sol 413 Limited Dividend Partnership's internal control and on its compliance with specific requirements applicable to nonmajor HUD programs, and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 33 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, such information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


                                                    /s/ Santiago Riley & Reznick
San Juan, Puerto Rico
February 17, 2004             Taxpayer Identification Number
                                   66-0432841


Lead Auditor: William T. Riley, Jr.

Exhibit 99.16

INDEPENDENT AUDITOR'S REPORT




To the Partners
Valley Oaks Senior Housing Associates
(A California Limited Partnership)
Sacramento, CA

I have audited the accompanying balance sheets of Valley Oaks Senior Housing Associates (A California Limited Partnership), CalHFA Development No. 82-05-N, as of December 31, 2003 and 2002, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Oaks Senior Housing Associates (A California Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 2004 on my consideration of Valley Oaks Senior Housing Associates' internal control structure and a report dated February 18, 2004 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.


                                                         /s/ Bernard E. Rea, CPA
Stockton, California
February 18, 2004

Exhibit 99.17

INDEPENDENT AUDITORS' REPORT




Orocovix Limited Dividend Partnership
(A Limited Partnership)
San Juan, Puerto Rico

I have audited the accompanying balance sheets of Orocovix Limited Dividend Partnership (a limited partnership), HUD Project No. RQ46R00031 and FmHA Project No. 63-02-60660405607, as of December 31, 2003, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Orocovix Limited Divident Partnership as of December 31, 2002, were audited by other auditors whose report, dated February 3, 2003, expressed an unqualified opinion.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orocovix Limited Dividend Partnership (a limited partnership) as of December 31, 2003, and the results of its operations, its changes in partners' deficiency and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 14, 2004, on my consideration of the Partnerships internal control, and reports dated January 14, 2004, on its compliance with specific requirements applicable to nonmajor HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.


                                    /s/Jorge del Manzano Venegas, C.P.A., C.F.E.
January 14, 2004


Stamp number 1928411 of the Puerto Rico
Society of CPAs was affixed to the
original of this report