Form 10QSB
period 2004-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2004-05-14
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004
                                 (in thousands)
                                   (Unaudited)



                        ASSETS

Investments in and advances to local limited
  partnerships (Note 2)                                                   $ 411
Cash and cash equivalents                                                   548

            Total assets                                                  $ 959

          LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Notes payable and amounts due for partnership
    interests, including $520 in default (Note 3)                        $ 1,570
  Accrued interest payable, including $959 in
    default (Note 3)                                                       2,475
  Accounts payable and accrued expenses                                       31

Partners' deficit:
  General partners                                          $ (383)
  Limited partners                                          (2,734)      (3,117)

         Total liabilities and partners' deficit                          $ 959



        See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per interest data)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                            2004            2003
Revenues:
  Interest income                                           $ 1             $ 5

Operating expenses:
  Management fee - partners (Note 4)                           43              46
  Legal and accounting                                         37              52
  General and administrative (Note 4)                          15              12
  Interest (Note 3)                                            34              34
        Total operating expenses                              129             144

Loss from partnership operations                             (128)           (139)
Distributions from local limited partnerships
  recognized as income (Note 2)                                10              --
Equity in loss of local limited partnerships and
  amortization of acquisition costs (Note 2)                  (75)           (144)

Net loss                                                   $ (193)         $ (283)

Net loss allocated to general partners (1%)                 $ (2)           $ (3)
Net loss allocated to limited partners (99%)                 (191)           (280)

                                                           $ (193)         $ (283)

Net loss per limited partnership interest (Note 1)        $(11.40)        $(16.71)


        See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                    (in thousands, except interest data)
                                   (Unaudited)

                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                 16,752

Partners' deficit,
  December 31, 2003                     $ (381)          $(2,543)         $(2,924)

Net loss for the three months
  ended March 31, 2004                      (2)             (191)            (193)

Partners' deficit,
  March 31, 2004                        $ (383)          $(2,734)         $(3,117)


(A)   Consists of 16,752  partnership  interests  at March 31, 2004 and December
      31, 2003.


        See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                           March 31,
                                                                      2004            2003
Cash flows from operating activities:
  Net loss                                                           $ (193)         $ (283)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Equity in loss of local limited partnerships and
      amortization of acquisition costs                                  75              13
     Advance to be made to local limited partnerships                    --             123
     Change in accounts:
      Due to affiliates                                                  --             (46)
      Accounts payable and accrued expenses                              31              39
      Accrued interest payable                                           34              34
         Net cash used in operating activities                          (53)           (120)

Cash flows from investing activities:
  Distributions from local limited partnerships recognized
   as a reduction of the investment balance                              40              --
  Advances to local limited partnerships                                (71)             --
         Net cash used in investing activities                          (31)             --

Net decrease in cash and cash equivalents                               (84)           (120)
Cash and cash equivalents, beginning of period                          632           1,509

Cash and cash equivalents, end of period                             $ 548          $ 1,389


        See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the audited annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the annual report for the year ended December 31, 2003 prepared by Real Estate Associates Limited VI (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2004 and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003.

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

Method of Accounting for Investment in Local Limited Partnerships

The investments in unconsolidated local limited partnerships are accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the local limited partnerships have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

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

Reclassifications

Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2004, the Partnership holds limited partnership interests in 18 local limited partnerships (the "Local Limited Partnerships"). During 2003, the limited partnership interests decreased by two Local Limited Partnership due to the assignment of the interest in Century Plaza Limited Partnership to the noteholder (see "Note 5 - Foreclosure of Local Limited Parntership") and the sale of Penneco I. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 21 Local Limited Partnerships which owned, as of March 31, 2004, residential low income rental projects consisting of 1,163 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

As of March 31, 2004, the investment balance in 19 of the 21 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

One of the Local Limited Partnerships, New-Bel-Mo, owned two properties. During 2003, the loan encumbering one of the properties, Monticello, was declared in technical default by USDA for property tax defaults, underfunded reserves and deferred maintenance issues. At December 31, 2003, USDA had not accelerated the loan or commenced foreclosure. During April 2004, Monticello was sold to an unrelated third party for approximately $280,000. Proceeds from the sale were used to pay liabilities of the Local Limited Partnership. The Partnership will not receive a distribution from the sale of this property. The Partnership's investment in this Local Limited Partnership was zero at March 31, 2004.

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

The following is a summary of the investments in Local Limited Partnerships for the three months ended March 31, 2004 (in thousands):

      Balance, beginning of period                           $  455
      Amortization of acquisition costs                          (4)
      Equity in loss of Local Limited Partnerships              (71)
      Advances to Local Limited Partnerships                     71
      Distributions recognized as a reduction of the
        investment balance                                      (40)

      Balance, end of period                                 $  411

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2004 and 2003 of Local Limited Partnerships in which the Partnership has invested (in thousands):

                                                 Three Months Ended
                                                     March 31,
                                               2004             2003
                                                             (Restated)
Revenues
  Rental and other                            $ 2,146         $ 2,048

Expenses
  Operating expenses                            1,384           1,194
  Financial expenses                              517             497
  Depreciation                                    379             341
                                                2,280           2,032

Net (loss) income from continuing
  operations                                     (134)             16
Net loss from discontinued operations              --             (51)
Net loss                                      $ (134)          $ (35)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined results of operations for the three months ended March 31, 2003 have been restated to reflect the operations of Penneco I and Century Plaza Limited Partnership as loss from discontinued operations.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Two of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $130,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating approximately $1,479,000 became payable prior to March 31, 2004. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership has approximately $120,000 investment balance in the Local Limited Partnership at March 31, 2004.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $43,000 and $46,000 for the three months ended March 31, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $6,000 for both of the three month periods ended March 31, 2004 and 2003 and is included in general and administrative expenses.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for three and five of the Local Limited Partnerships for the three months ended March 31, 2004 and 2003, respectively. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $12,000 and $31,000 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 5 - FORECLOSURE OF LOCAL LIMITED PARTNERSHIP

During the three months ended March 31, 2003 the Partnership's interest in Century Plaza Limited Partnership, a Local Limited Partnership, was foreclosed on by the note holder. The Partnership had no investment balance related to this Local Limited Partnership as of March 31, 2003.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership received approximately $50,000 in distributions from Local Limited Partnerships during the three months ended March 31, 2004. No distributions were received during the three months ended March 31, 2003.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

As of March 31, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $548,000 and $1,389,000, respectively. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $1,000 and $5,000 in interest income for the three months ended March 31, 2004 and 2003, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $43,000 and $46,000 for the three months ended March 31, 2004 and 2003, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $37,000 and $52,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in legal and accounting fees is due to a decrease in legal costs associated with a lawsuit which was settled during 2003.

General and administrative expenses were approximately $15,000 and $12,000 for the three months ended March 31, 2004 and 2003, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $6,000 for both of the three month periods ended March 31, 2004 and 2003.

The Partnership accounts for its investments in the Local Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Limited Partnerships. Losses incurred after the Local Limited Partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. The investments in all but two of the Local Limited Partnerships have been reduced to zero as of March 31, 2004. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. During the three months ended March 31, 2004 and 2003, the Partnership recognized equity in loss of approximately $75,000 and $144,000, respectively, due primarily to advances made to Local Limited Partnerships during the respective periods.

One of the Local Limited Partnerships, New-Bel-Mo, owned two properties. During 2003, the loan encumbering one of the properties, Monticello, was declared in technical default by USDA for property tax defaults, underfunded reserves and deferred maintenance issues. At December 31, 2003, USDA had not accelerated the loan or commenced foreclosure. During April 2004, Monticello was sold to an unrelated third party for approximately $280,000. Proceeds from the sale were used to pay liabilities of the Local Limited Partnership. The Partnership will not receive a distribution from the sale of this property. The Partnership's investment in this Local Limited Partnership was zero at March 31, 2004.

During the three months ended March 31, 2003, the Partnership's interest in Century Plaza Limited Partnership, a Local Limited Partnership, was foreclosed on by the note holder and the suit was terminated. The Partnership did not incur a loss as a result of this foreclosure as it had no remaining investment balance in this Local Limited Partnership.

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

The Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. Interest expense was approximately $34,000 for both of the three month periods ended March 31, 2004 and 2003. One note payable and related accrued interest aggregating approximately $1,479,000 became payable prior to March 31, 2004. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership has approximately $120,000 investment balance in the Local Limited Partnership at March 31, 2004.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.49% of the outstanding Units at March 31, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its critical accounting policies, the following may involve a higher degree of judgment and complexity.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

                  Current Report dated December 31, 2003 and filed January 2, 2004 disclosing the Stipulation of Settlement between NAPICO and the plaintiffs.

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


                                    Date: May 13, 2004

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

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 13, 2004

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

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 13, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.