Form 10QSB
period 2004-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2004-08-16
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to __________

                         Commission file number 0-13112


                     REAL  ESTATE  ASSOCIATES  LIMITED  VI
       (Exact name of small business issuer as specified in its charter)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2004
                                 (in thousands)
                                   (Unaudited)

                        ASSETS

Investments in and advances to local limited
  partnerships (Note 2)                                                     $ 360
Cash and cash equivalents                                                      432

            Total assets                                                    $ 792

          LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Accounts payable and accrued expenses                                      $ 38
  Notes payable and amounts due for partnership
    interests, including $520 in default (Note 3)                            1,570
  Accrued interest payable, including $971 in
    default (Note 3)                                                         2,509

Partners' deficit:
  General partners                                          $ (385)
  Limited partners                                          (2,940)         (3,325)

         Total liabilities and partners' deficit                            $ 792

        See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per interest data)
                                   (Unaudited)

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                     2004        2003        2004         2003
REVENUE:
Interest income                                      $ 2          $ 3         $ 3          $ 8

OPERATING EXPENSES:
  Management fees - partners (Note 4)                   44           43          87           89
  Legal and accounting                                  28           81          65          133
  General and administrative (Note 4)                   25           19          40           31
  Interest (Note 3)                                     35           34          69           68
        Total operating expenses                       132          177         261          321

Loss from partnership operations                      (130)        (174)       (258)        (313)
Distributions from local limited partnerships
  recognized as income (Note 2)                         --           16          10           16
Advances to local limited partnerships
  recognized as expense                                (27)        (230)        (98)        (361)
Equity in loss of local limited partnerships
  and amortization of acquisition costs
  (Note 2)                                             (51)         (15)        (55)         (48)

Net loss                                            $ (208)     $ (403)     $ (401)      $ (706)

Net loss allocated to general partners (1%)          $ (2)       $ (4)       $ (4)        $ (7)
Net loss allocated to limited partners (99%)          (206)        (399)       (397)        (699)

                                                    $ (208)     $ (403)     $ (401)      $ (706)
Net loss per limited partnership
  interest (Note 1)                                $(12.30)     $(24.99)    $(23.70)     $(41.70)


        See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                    (in thousands, except interest data)
                                   (Unaudited)

                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                 16,752

Partners' deficit,
  December 31, 2003                     $ (381)          $(2,543)         $(2,924)

Net loss for the six months
  ended June 30, 2004                       (4)             (397)            (401)

Partners' deficit,
  June 30, 2004                         $ (385)          $(2,940)         $(3,325)


(A)   Consists of 16,752 partnership interests at June 30, 2004 and December 31,
      2003.


        See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        Six Month Ended
                                                                            June 30,
                                                                      2004            2003
Cash flows from operating activities:
  Net loss                                                           $ (401)         $ (706)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                               55              48
     Advances to local limited partnerships recognized as
      expense                                                            98             361
     Change in accounts:
      Due to affiliates                                                  --             (52)
      Accounts payable and accrued expenses                              37               7
      Accrued interest payable                                           69              68
         Net cash used in operating activities                         (142)           (274)

Cash flows from investing activities:
  Distributions from local limited partnerships recognized
   as a reduction of the investment balance                              40              --
  Advances to local limited partnerships                                (98)           (373)
  Repayment of advances to local limited partnerships                    --              22
         Net cash used in investing activities                          (58)           (351)

Net decrease in cash and cash equivalents                              (200)           (625)
Cash and cash equivalents, beginning of period                          632           1,509

Cash and cash equivalents, end of period                             $ 432           $ 884


        See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2004


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

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investment Associates ("NAPIA" or the "Non-Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2004, the Partnership holds limited partnership interests in 18 local limited partnerships (the "Local Limited Partnerships"). During 2003, the limited partnership interests decreased by two Local Limited Partnerships due to the assignment of the interest in Century Plaza Limited Partnership to the noteholder (see "Note 5 - Foreclosure of Local Limited Parntership") and the sale of Penneco I. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 21 Local Limited Partnerships which owned, as of June 30, 2004, residential low income rental projects consisting of 1,155 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

As of June 30, 2004, the investment balance in 19 of the 21 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2004 and 2003, approximately $98,000 and $361,000, respectively, was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statements of operations.

One of the Local Limited Partnerships, New-Bel-Mo, owned two properties. During 2003, the loan encumbering one of the properties, Monticello, was declared in technical default by USDA for property tax defaults, underfunded reserves and deferred maintenance issues. At December 31, 2003, USDA had not accelerated the loan or commenced foreclosure. During April 2004, Monticello was sold to an unrelated third party for approximately $280,000. Proceeds from the sale were used to pay liabilities of the Local Limited Partnership. The Partnership will not receive a distribution from the sale of this property. The Partnership's investment in this Local Limited Partnership was zero at June 30, 2004.

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, filed a suit seeking a monetary judgment against the Partnership and the other partners. During the six months ended June 30, 2003, the Partnership's interest in the Local Limited Partnership was foreclosed on by the note holder and the suit was terminated. The Partnership did not incur a loss as a result of this foreclosure as it had no remaining investment balance in this Local Limited Partnership.

During the six months ended June 30, 2003, the Partnership sold its interest in Penneco I at a price equal to its outstanding mortgage. The Partnership advanced $123,000 to pay outstanding accounts payable and closing costs. This amount was recognized as an expense during the six months ended June 30, 2003 as the Partnership had no remaining investment balance in this Local Limited Partnership.

The following is a summary of the investments in Local Limited Partnerships for the six months ended June 30, 2004 (in thousands):

      Balance, beginning of period                           $  455
      Equity in loss of Local Limited Partnership               (47)
      Amortization of acquisition costs                          (8)
      Distributions recognized as a reduction of the
        investment balance                                      (40)

      Balance, end of period                                 $  360

The following are unaudited combined estimated statements of operations for the six months ended June 30, 2004 and 2003 of Local Limited Partnerships in which the Partnership has invested (in thousands):

                                    Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                    2004           2003         2004          2003
Revenues
  Rental and other                $ 1,898        $ 2,843       $ 4,044      $ 5,190

Expenses
  Operating expenses                1,133          1,834         2,517        3,251
  Financial expenses                  518            593         1,035        1,163
  Depreciation                        379            543           758          938
                                    2,030          2,970         4,310        5,352

Net loss                           $ (132)        $ (127)      $ (266)       $ (162)

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Two of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $130,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating approximately $1,491,000 became payable prior to June 30, 2004. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership has approximately $71,000 investment balance in the Local Limited Partnership at June 30, 2004.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $87,000 and $89,000 for the six months ended June 30, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $11,000 for both of the six month periods ended June 30, 2004 and 2003 and is included in general and administrative expenses.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for three and four of the Local Limited Partnerships for the six months ended June 30, 2004 and 2003, respectively. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $22,000 and $37,000 for the six months ended June 30, 2004 and 2003, respectively.

NOTE 5 - FORECLOSURE OF LOCAL LIMITED PARTNERSHIP

During the six months ended June 30, 2003 the Partnership's interest in Century Plaza Limited Partnership, a Local Limited Partnership, was foreclosed on by the note holder. The Partnership had no investment balance related to this Local Limited Partnership as of June 30, 2003.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership received approximately $50,000 and $16,000 in distributions from Local Limited Partnerships during the six months ended June 30, 2004 and 2003, respectively.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

As of June 30, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $432,000 and $884,000, respectively. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $3,000 and $8,000 in interest income for the six months ended June 30, 2004 and 2003, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $44,000 and $87,000 for the three and six months ended June 30, 2004 compared to approximately $43,000 and $89,000 for the corresponding periods in 2003.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $28,000 and $65,000 for the three and six months ended June 30, 2004 compared to approximately $81,000 and $133,000 for the three and six months ended June 30, 2003. The decrease in legal and accounting fees is due to a decrease in legal costs associated with a lawsuit which was settled during 2003.

General and administrative expenses were approximately $25,000 and $40,000 for the three and six months ended June 30, 2004 and approximately $19,000 and $31,000 for the corresponding periods in 2003. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $11,000 for both of the six month periods ended June 30, 2004 and 2003.

The Partnership accounts for its investments in the Local Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Limited Partnerships. Losses incurred after the Local Limited Partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. The investments in all but two of the Local Limited Partnerships have been reduced to zero as of June 30, 2004. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

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

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2004 and 2003, approximately $98,000 and $361,000, respectively, was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statements of operations.

One of the Local Limited Partnerships, New-Bel-Mo, owned two properties. During 2003, the loan encumbering one of the properties, Monticello, was declared in technical default by USDA for property tax defaults, underfunded reserves and deferred maintenance issues. At December 31, 2003, USDA had not accelerated the loan or commenced foreclosure. During April 2004, Monticello was sold to an unrelated third party for approximately $280,000. Proceeds from the sale were used to pay liabilities of the Local Limited Partnership. The Partnership will not receive a distribution from the sale of this property. The Partnership's investment in this Local Limited Partnership was zero at June 30, 2004.

The holder of a purchase money promissory note issued by Century Plaza Limited Partnership, one of the Partnership's investments, filed a suit seeking a monetary judgment against the Partnership and the other partners. During the six months ended June 30, 2003, the Partnership's interest in the Local Limited Partnership was foreclosed on by the note holder and the suit was terminated. The Partnership did not incur a loss as a result of this foreclosure as it had no remaining investment balance in this Local Limited Partnership.

During the six months ended June 30, 2003, the Partnership sold its interest in Penneco I at a price equal to its outstanding mortgage. The Partnership advanced $123,000 to pay outstanding accounts payable and closing costs. This amount was recognized as an expense during the six months ended June 30, 2003 as the Partnership had no remaining investment balance in this Local Limited Partnership.

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

The Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. Interest expense was approximately $69,000 and $68,000 for the six months ended June 30, 2004 and 2003, respectively. One note payable and related accrued interest aggregating approximately $1,491,000 became payable prior to June 30, 2004. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership has approximately $118,000 investment balance in the Local Limited Partnership at June 30, 2004.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.49% of the outstanding Units at June 30, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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


                                    Date: August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c)   Disclosed  in this  report  any  change  in the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business  issuer's  internal  control over financial  reporting;
            and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c)   Disclosed  in this  report  any  change  in the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business  issuer's  internal  control over financial  reporting;
            and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 16, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 16, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.