Form 10KSB
period 2004-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2005-04-18
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.   $5,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The general partners of REAL VI are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), a California Corporation, and National Partnership Investments Associates ("NAPIA" or the "Non-corporate General Partner"), a limited partnership. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The business of REAL VI is conducted primarily by NAPICO.

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

During the year ended December 31, 2004, all of the projects in which REAL VI had invested were substantially rented. The following is a schedule of the status as of December 31, 2004, of the projects owned by Local Limited Partnerships in which REAL VI, either directly or indirectly through REA III, is a limited partner.

                           SCHEDULE OF PROJECTS OWNED BY
                           LOCAL LIMITED PARTNERSHIPS
                             IN WHICH REAL VI HAS AN
                                   INVESTMENT
                                December 31, 2004


                                  Financed,            Units
                                  Insured            Authorized   Percentage of  Percentage of
                                    And              For Rental   Total Units     Total Units
                  No. of         Subsidized         Assistance      Under          Occupied
Name and Location Units            Under            Section 8 (E)     2004            2003

Boynton Terrace
  Boynton Beach,
FL                  89              --                    89           62%         82%

Cady Brook Apts
  Charlton, MA      40              (D)                   --           97%         95%

Cassady Village
  Columbus, OH      98              (A)                   50           95%         98%

Crockett Manor
  Trenton, TN       38              (C)                   38           97%         98%

Eastridge Apts
  Bristol, VA       96              (C)                   65           82%         90%

Filmore I
  Phoenix, AZ       32              (C)                   32           95%         96%

Grant-Ko
Enterprises
  Platteville, WI   40              (D)                   16           87%         94%

Hummelstown Manor
  Hummelstown, PA   51              (D)                   50           98%        100%

Kentucky Manor
  Oak Grove, KY     48              --                    --           93%         83%

Lonsdale Housing
  Providence, RI   131              --                   131           97%         98%

Marshall Plaza I
  Lorain, OH        40              (B)                   39           98%         98%

Marshall Plaza II
  Lorain, OH         50             (B)                    48          98%         98%

New Bel-Mo (F)
 New Glarus,
Bellemount
  Monticello, WI     16             (D)                  16            94%         72%

Oakridge Park II
  Biloxi, MS         48             (D)                    --          94%         95%

Oakwood Manor
  Milan, TN          34             --                     34          83%         99%

Park Place
  Ewing, NJ         126             --                    125          98%         97%

Parksedge Elderly
Apts.
  Parkesedge, PA     45             (D)                    45         100%        100%

Sauk-Ko
Enterprises
  Baraboo, WI        30             (D)                    20          83%         86%

Sol 413
  Old San Juan, PR   12             (B)                    12         100%        100%

Valley Oaks Senior
  Gault, CA          50        State Program               43          96%         99%

Villas de Orocovix
  Orocovix, PR       41             (D)                    41          95%         93%

  Totals          1,155                                   894

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

(E)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

(F) New-Bel-Mo originally consisted of three properties in Wisconsin: New Glarus, Belleville, and Monticello. During 2002, New-Bel-Mo sold the New Glarus property which consisted of 10 units and during 2004, sold the Monticello property which consisted of 8 units. This sale left a total of 16 units at the remaining property.

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2004. On January 22, 2003, the note holder foreclosed on Century Plaza.


                        REAL VI     Original Cost                     Notes Payable
                      Percentage    of Ownership        Mortgage           And
     Partnership       Interest       Interest           Notes       Accrued Interest
                                   (in thousands)    (in thousands)   (in thousands)

Boynton Terrace         98.50%          $ 840           $ 4,030           $ 161
Boynton Beach, FL

Cady Brook Apts         95.00%             200              867               94
  Charlton, MA

Cassady Village         98.99%             54               741               --
  Columbus, OH

Crockett Manor          99.00%             215              980               34
  Trenton, TN

Eastridge Apts          99.00%             220              318                1
  Bristol, VA

Filmore I               99.00%             260            1,107               --
  Phoenix, AZ

Grant-Ko Enterprises    95.00%             213            1,206                2
  Platteville, WI

Hummelstown Manor       95.00%             330            1,709               14
  Hummelstown, PA

Kentucky Manor          95.00%             250            1,364                3
  Oak Grove, KY

Lonsdale Housing        98.99%           1,000              731                8
  Providence, RI

Marshall Plaza I        98.99%          $ 140            $ 104             $ --
  Lorain, OH

Marshall Plaza II       98.99%             180              152               --
  Lorain, OH

New-Bel-Mo              95.00%             167              388               --
  New Glarus, Bellemont
  Monticello, WI

Oakridge Park II        95.00%             221            1,173               --
  Biloxi, MS

Oakwood Manor           99.00%             148              503                4
  Milan, TN

Park Place              90.00%           1,182            4,341               --
  Ewing, NJ

Parksedge Elderly       95.00%             280            1,398               69
  Apartments
  Parkesedge, PA

Sauk-Ko Enterprises     95.00%             182              676               --
  Baraboo, WI

Sol 413                 98.90%             100              337               92
  Old San Juan, PR

Valley Oaks Senior      99.00%             315            1,771               --
  Gault, CA

Villas de Orocovix      99.00%             270            1,367               10
  Orocovix, PR

TOTALS                                 $ 6,767          $25,263           $ 492

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 19, 2004, the Partnership sought the consent of its limited partners to amend the agreement of limited partnership. The amendment would eliminate or modify certain provisions in the agreement related to sales of the properties owned by the Local Limited Partnership in which the Partnership has invested. The Limited partners consented to the amendment of the partnership agreement and the partnership agreement was amended on December 29, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership Interests may be transferred only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2004, there were 3,005 registered holders of units in REAL VI holding 16,752 partnership interests. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. No distributions were made during the years ended December 31, 2004 and 2003.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. No distributions were made during the years ended December 31, 2004 and 2003.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. The
Partnership received distributions from the Local Limited Partnerships of approximately $62,000 and $16,000 during the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $186,000 and $632,000, respectively. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $5,000 and $13,000 in interest income for the years ended December 31, 2004 and 2003, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its partners as discussed in "Item 1. Description of Business." It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

The Partnership has determined that certain New Jersey state tax returns for 2003 and 2002 have not been filed and the associated liability is approximately $294,000 in taxes, penalties and interest. Such taxes had not been recognized in the Partnership's previously issued financial statements for 2003 and 2002. These errors have been corrected in the accompanying restated consolidated financial statements. The tax amount for 2004 was approximately $84,000. The decrease in the taxes for 2004 is due to penalties and interest included in the amount for 2003.

Subsequent to December 31, 2004, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay these obligations. The Corporate General Partner will not demand payment of amounts due in excess of operating cash needed by the Partnership.

The following table sets forth the adjustments to the balance sheet as of December 31, 2003 and the statement of operations for the year ended December 31, 2003. The only financial statement line items included below are those that have been restated from the originally reported amounts.

                                                        As of December 31, 2003
                                                             (in thousands)

                                                     As previously
                                                       reported         As restated

Taxes payable                                          $     --          $    294
Partners' deficit                                        (2,924)           (3,218)

                                                      Year ended December 31, 2003
                                                             (in thousands)


                                                     As previously
                                                       reported         As restated

Tax expense                                           $       --         $    136
Total operating expenses                                     647              783
Loss from Partnership operations                            (634)            (770)
Net loss                                                    (777)            (913)
Net loss allocated to general partner                         (8)              (9)
Net loss allocated to limited partners                      (769)            (904)
Net loss per limited partnership interest                 (45.90)          (53.96)

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $175,000 and $176,000 for the years ended December 31, 2004 and 2003, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $120,000 and $286,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in legal and accounting fees is due to a decrease in legal costs associated with a lawsuit which was settled during 2003.

General and administrative expenses were approximately $58,000 and $48,000 for the years ended December 31, 2004 and 2003, respectively. The increase in general and administrative expenses is attributable to an increase in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements and communications with the Partnership's investors. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $23,000 for each of the years ended December 31, 2004 and 2003.

The Partnership accounts for its investments in the Local Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Limited Partnerships. Losses incurred after the Local Limited Partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. The investments in all but two of the Local Limited Partnerships have been reduced to zero as of December 31, 2004. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

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

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2004 and 2003, approximately $200,000 and $347,000, respectively, was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statements of operations.

One of the Local Limited Partnerships, New-Bel-Mo, owned two properties. During 2003, the loan encumbering one of the properties, Monticello, was declared in technical default by USDA for property tax defaults, underfunded reserves and deferred maintenance issues. At December 31, 2003, USDA had not accelerated the loan or commenced foreclosure. During April 2004, Monticello was sold to a third party for approximately $280,000. Proceeds from the sale were used to pay liabilities of the Local Limited Partnership. The Partnership did not receive a distribution from the sale of this property. The Partnership's investment in this Local Limited Partnership was zero at December 31, 2004.

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

The total loss from the Local Limited Partnerships that was allocated to the Partnership was approximately $114,000 and $527,000 for the years ended December 31, 2004 and 2003, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in loss of Local Limited Partnerships of approximately $19,000 for the year ended December 31, 2004. No equity in loss was recognized during the year ended December 31, 2003.

Distributions from the Local Limited Partnerships in which the Partnership did not have a positive investment balance were approximately $22,000 and $16,000 for the years ended December 31, 2004 and 2003, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

Total revenues for the Local Limited Partnerships were approximately $8,526,000 and $8,586,000 for the years ended December 31, 2004 and 2003, respectively.

Total expenses for the Local Limited Partnerships were approximately $8,550,000 and $9,121,000 for the years ended December 31, 2004 and 2003, respectively.

Total net income for the Local Limited Partnerships was approximately $123,000 for the year ended December 31, 2004 and total net loss was approximately $593,000 for the year ended December 31, 2003. The income or loss allocated to the Partnership was approximately $114,000 and $527,000 for 2004 and 2003, respectively.

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

The Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. Interest expense was approximately $137,000 for both of the years ended December 31, 2004 and 2003. One note payable and related accrued interest aggregating approximately $1,516,000 became payable prior to December 31, 2004. Management is in the process of attempting to negotiate an extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership's investment balance in the Local Limited Partnership at December 31, 2004 was approximately $97,000.

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

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIE's for which the Partnership was not the primary beneficiary. Those 15 VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 723 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investments in and receivables from this VIE, which was approximately $284,000 at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 7.     FINANCIAL STATEMENTS

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements


           Report of Independent Registered Public Accounting Firm




The Partners
Real Estate Associates Limited VI


We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VI as of December 31, 2004, and the related consolidated statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying consolidated financial statements using the equity method of accounting. The investments in these limited partnerships represent 17 percent of the total assets of the Partnership as of December 31, 2004 and the equity in the loss of these limited partnerships represent 3 percent and zero percent of the total net loss of the Partnership for the years ended December 31, 2004 and 2003, respectively. The investee information for these limited partnerships is included in Notes 2 and 6. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VI at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the management of Real Estate Associates Limited VI identified that certain 2003 and 2002 partnership state tax returns had not been filed and the associated tax liability had not been recorded for the years ended December 31, 2003 and 2002. These errors have been corrected in the accompanying restated consolidated financial statements.

                                                        /s/Ernst & Young LLP

Greenville, South Carolina
April 14, 2005


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004
                                 (in thousands)


                              Assets

Investments in and advances to local limited partnerships (Note 2)              $   382
Cash and cash equivalents                                                           186

       Total assets                                                             $   568

                Liabilities and Partners' Deficit

Liabilities:
  Accounts payable and accrued expenses                                         $    40
  Taxes payable                                                                     378
  Notes payable and amounts due for partnership interests,
    including $520 in default (Note 3)                                            1,570
  Accrued interest payable, including $996 in default (Note 3)                    2,578

Partners' Deficit
  General partners                                                   $ (392)
  Limited partners                                                    (3,606)    (3,998)

       Total liabilities and partners' deficit                                  $   568

          See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                               Years Ended December 31,
                                                                  2004           2003
Revenues:                                                                     (Restated)
  Interest and other income                                        $ 5           $ 13

Operating Expenses:
  Management fees - partners (Note 4)                                175            176
  General and administrative (Note 4)                                 58             48
  Legal and accounting                                               120            286
   Tax expense                                                        84            136
  Interest (Note 3)                                                  137            137
      Total operating expenses                                       574            783

Loss from partnership operations                                    (569)          (770)
Distributions from local limited partnerships recognized
  as income (Note 2)                                                  22             16
Advances to local limited partnerships recognized as
  Expense (Note 2)                                                  (200)          (347)
Gain on sale of local limited partnership interest (Note 2)           --            195
Equity in loss of local limited partnerships and
  amortization of acquisition costs (Note 2)                         (33)            (7)

Net loss (Note 5)                                                $ (780)        $ (913)

Net loss allocated to general partners (1%)                       $ (8)          $ (9)
Net loss allocated to limited partners (99%)                        (772)          (904)

                                                                 $ (780)        $ (913)

Net loss per limited partnership interest (Note 1)               $(46.08)       $(53.96)

          See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                 (in thousands, except partnership interests)


                                          General         Limited
                                          Partners        Partners          Total

Number of limited partnership
  Interests (Note 8)                                       16,740

Partners' deficit at
  December 31, 2002-as restated            $ (375)        $(1,930)         $(2,305)

Net loss for the year ended
  December 31, 2003-as restated                (9)           (904)            (913)

Partners' deficit at
  December 31, 2003-as restated              (384)         (2,834)          (3,218)

Net loss for the year ended
  December 31, 2004                            (8)           (772)            (780)

Partners' deficit at
  December 31, 2004                        $ (392)        $(3,606)         $(3,998)

          See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                 Years Ended December 31,
                                                                    2004            2003
Cash flows from operating activities:                                            (Restated)
  Net loss                                                         $ (780)         $ (913)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Equity in loss of local limited partnerships and
        amortization of acquisition costs                              33               7
      Gain on sale of local limited partnership interest               --            (195)
      Advances to local limited partnerships recognized
        as expense                                                    200             347
      Change in accounts
        Due to affiliates                                              --             (53)
        Accounts payable and accrued expenses                          40              (7)
        Accrued interest payable                                      137             137
         Taxes payable                                                 84             136
         Net cash used in operating activities                       (286)           (541)

Cash flows from investing activities:
  Repayment of advances to local limited partnerships                  --              49
  Distributions from local limited partnerships recognized
    as a reduction of the investment balance                           40              --
  Advances to local limited partnerships                             (200)           (385)
         Net cash used in investing activities                       (160)           (336)

Net decrease in cash and cash equivalents                            (446)           (877)

Cash and cash equivalents, beginning of year                          632           1,509

Cash and cash equivalents, end of year                             $ 186           $ 632

          See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Real Estate Associates Limited VI ("REAL VI" or the "Partnership"), formed under the California Limited Partnership Act, was organized on October 12, 1982. The Partnership was formed to invest primarily in other local limited partnerships (the "Local Limited Partnerships") which own and operate primarily federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates ("NAPIA"), a limited partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The business of REAL VI is conducted primarily by NAPICO.

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

Correction of an Error

The Partnership has determined that certain New Jersey state tax returns for 2003 and 2002 have not been filed and the associated liability is approximately $294,000 in taxes, penalties and interest. Such taxes had not been recognized in the Partnership's previously issued financial statements for 2003 and 2002. These errors have been corrected in the accompanying restated consolidated financial statements.

The following table sets forth the adjustments to the balance sheet as of December 31, 2003 and the statement of operations for the year ended December 31, 2003. The only financial statement line items included below are those that have been restated from the originally reported amounts.

                                                        As of December 31, 2003
                                                             (in thousands)

                                                     As previously
                                                       reported         As restated

Taxes payable                                          $     --          $    294
Partners' deficit                                        (2,924)           (3,218)


                                                      Year ended December 31, 2003
                                                             (in thousands)

                                                     As previously
                                                       reported         As restated

Tax expense                                           $       --         $    136
Total operating expenses                                     647              783
Loss from Partnership operations                            (634)            (770)
Net loss                                                    (777)            (913)
Net loss allocated to general partner                         (8)              (9)
Net loss allocated to limited partners                      (769)            (904)
Net loss per limited partnership interest                 (45.90)          (53.96)

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Reclassification

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,752 for both of the years ended December 31, 2004 and 2003.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances of approximately $186,000 at December 31, 2004 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2004 and 2003.

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

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIE's for which the Partnership was not the primary beneficiary. Those 15 VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 723 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investments in and receivables from this VIE, which was approximately $284,000 at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2004, the Partnership holds limited partnership interests in 18 local limited partnerships (the "Local Limited Partnerships"). During 2003, the limited partnership interests decreased by two Local Limited Partnerships due to the assignment of the interest in Century Plaza Limited Partnership to the note holder (see "Note 7 - Foreclosure of Local Limited Partnership") and the sale of Penneco I. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III ("REA III"), which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 21 Local Limited Partnerships, which owned, as of December 31, 2004, residential low-income rental projects consisting of 1,155 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

As of December 31, 2004, the investment balance in 19 of the 21 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2004 and 2003, approximately $200,000 and $347,000, respectively, was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statements of operations.

One of the Local Limited Partnerships, New-Bel-Mo, owned two properties. During 2003, the loan encumbering one of the properties, Monticello, was declared in technical default by USDA for property tax defaults, underfunded reserves and deferred maintenance issues. At December 31, 2003, USDA had not accelerated the loan or commenced foreclosure. During April 2004, Monticello was sold to a third party for approximately $280,000. Proceeds from the sale were used to pay liabilities of the Local Limited Partnership. The Partnership did not receive a distribution from the sale of this property. The Partnership's investment in this Local Limited Partnership was zero at December 31, 2004.

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

During the year ended December 31, 2003, the Partnership sold its interest in Penneco I at a price equal to its outstanding mortgage. The Partnership had a liability of approximately $195,000 related to this investment, which had no remaining balance. No remaining obligations were required by the Partnership related to Penneco I; accordingly, the Partnership wrote off the liability and recognized a gain on the sale of its limited partnership interest during the year ended December 31, 2003.

The following is a summary of the investments in Local Limited Partnerships for the year ended December 31, 2004 (in thousands):

            Balance, beginning of period                           $  455
            Amortization of acquisition costs                         (14)
            Equity in loss of Local Limited Partnerships              (19)
            Distributions recognized as a reduction of
              the investment balance                                  (40)
            Balance, end of period                                 $  382

The difference between the investment in the accompanying consolidated balance sheet at December 31, 2004, and the deficiency per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The Partnership's value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2004 and for each of the two years in the period then ended is presented below. The Partnership's value of its investments in Cassady Village Apartments, Ltd. and Park Place Associates (collectively the "Material Investees") are material to the Partnership's financial position and amounts included below for the Material Investees are included on an audited basis.

         Condensed Combined Balance Sheet of the Local Limited Partnerships
                                   (in thousands)
                                                       December 31, 2004
Assets                                        Audited     Unaudited       Total
  Land                                         $ 494       $ 2,014       $ 2,508
  Building and improvements, net of
    accumulated depreciation                    4,267         8,769        13,036
  Other assets                                  2,273         6,326         8,599

Total assets                                  $ 7,034      $ 17,109      $ 24,143

Liabilities and Partners' Deficit:
Liabilities:
  Mortgage notes payable                      $ 5,082      $ 20,181      $ 25,263
  Other liabilities                               156         2,180         2,336
  Partners' capital (deficit)                   1,796        (5,252)       (3,456)

Total liabilities and partners' deficit       $ 7,034      $ 17,109      $ 24,143


        Condensed Combined Results of Operations of the Local Limited Partnerships
                                      (in thousands)
                                                Years Ended December 31,
                                2004        2004      2004      2003      2003      2003
Revenues:                      Audited   Unaudited   Total    Audited   Unaudited   Total
  Rental income                $ 1,963    $ 6,104   $ 8,067   $ 1,958    $ 6,290   $ 8,248
  Other income                      55        404       459        61        277       338
    Total revenues               2,018      6,508     8,526     2,019      6,567     8,586

Expenses:
  Operating expenses             1,172      4,003     5,175     1,157      4,380     5,537
  Financial expenses               460      1,546     2,006       480      1,589     2,069
  Depreciation                     300      1,069     1,369       297      1,218     1,515
    Total expenses               1,932      6,618     8,550     1,934      7,187     9,121

Income (loss)from
continuing
  operations                        86       (110)                 85       (620)     (535)
                                                      (24)
Loss from discontinued
  operations                        --         --        --        --        (58)      (58)
Gain on sale of discontinued
  operations                        --        147       147        --         --        --
Net income (loss)               $   86      $  37     $ 123      $ 85     $ (678)   $ (593)

In accordance with SFAS No. 144, the condensed combined results of operations for the year ended December 31, 2003 reflect the operations of Penneco I as loss from discontinued operations due to the sale of the Partnership's interest in the Local Limited Partnership during 2003. In addition, the results of operations for Century Plaza have been excluded from the condensed combined results of operations for the year ended December 31, 2003 due to the foreclosure of the Partnership's interest in the Local Limited Partnership during 2003.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for three and four of the Local Limited Partnerships for the years ended December 31, 2004 and 2003, respectively. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $40,000 and $62,000 for the years ended December 31, 2004 and 2003, respectively.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Two of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the partnership. The purchase of these interests provides for additional cash payments of approximately $130,000 based upon specific events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating approximately $1,516,000 became payable prior to December 31, 2004. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership's investment balance in the Local Limited Partnership at December 31, 2004 was approximately $97,000.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes.

Payment of the notes payable and related accrued interest are due as follows:

                      Years Ended December 31,
                           (in thousands)                Notes       Interest
                                2005                    $ 1,270       $ 2,237
                                2006                         --            --
                                2007                         --            --
                                2008                         --            --
                                2009                         --            --
                             Thereafter                     170           341
                               Total                    $ 1,440       $ 2,578

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $175,000 and $176,000 for the years ended December 31, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $23,000 for each of the years ended December 31, 2004 and 2003 and is included in general and administrative expenses.

In addition to being the Corporate General Partner of the Partnership, NAPICO or one of its affiliates, is the general partner and property management agent for three and four of the Local Limited Partnerships for the years ended December 31, 2004 and 2003, respectively. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $40,000 and $62,000 for the years ended December 31, 2004 and 2003, respectively.

Subsequent to December 31, 2004, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay the New Jersey tax obligations, as previously discussed. The Corporate General Partner will not demand payment of amounts due in excess of operating cash needed by the Partnership.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:
                                                  Years Ended December 31,
                                                     2004            2003
                                                                  (Restated)
                                                         (in thousands)

Net loss per financial statements                   $ (780)         $ (913)
  Other                                                (64)            229
  Partnership's share of Local Limited
    Partnership                                      1,108           5,644
Income per tax return                               $  264         $ 4,960

Per limited partnership interest                   $ 29.32         $293.12

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities:

                                                        December 31, 2004
                                                         (in thousands)

Net liabilities as reported                                 $ (3,998)
Add (deduct):
  Deferred offering costs                                      4,976
  Investment in Local Limited Partnerships                   (17,166)
  Other                                                        4,796
Net deficit - federal tax basis                             $(11,392)

NOTE  6  -  REAL  ESTATE  AND   ACCUMULATED   DEPRECIATION  OF  LOCAL  LIMITED
          PARTNERSHIPS IN WHICH REAL VI HAS INVESTED

(1)     Schedule  of  Encumbrances   and  Investment   Properties  (all  amounts
        unaudited except for those amounts related to the Material Investees - see Note 2):

                          Gross Amount at Which Carried
                              At December 31, 2004
                                 (in thousands)
                                               Buildings
                                              and Related
                                               Personal                Accumulated    Date of
     Description       Encumbrances   Land     Property      Total     Depreciation Construction
Boynton Terrace          $ 4,030     $ 208      $ 4,141     $ 4,349      $ (2,796)   1983-1984
Cady Brook Apts              867         89       1,996       2,085          (948)      (A)
Cassady Village              741        157       2,057       2,214        (1,406)      (A)
Crockett Manor               980         10       1,370       1,380          (950)      (A)
Eastridge Apts               318        102       1,685       1,787        (1,567)      (A)
Filmore I                  1,107        116       1,430       1,546          (999)      (A)
Grant-Ko Enterprises       1,206        100       1,478       1,578        (1,017)      (A)
Hummelstown Manor          1,709         97       1,848       1,945        (1,060)     1983
Kentucky Manor             1,364        101       1,503       1,604        (1,321)      (A)
Lonsdale Housing             731        428       6,352       6,780        (5,937)      (A)
Marshall Plaza I             104         68         709         777          (482)      (A)
Marshall Plaza II            152         79         922       1,001          (628)      (A)
New-Bel-Mo                   388         40         547         587          (380)      (A)
Oakridge Park II           1,173         55       1,557       1,612        (1,479)      (A)
Oakwood Manor                503         69         899         968          (455)      (A)
Park Place                 4,341        337       7,755       8,092        (4,139)   1983-1984
Parksedge Elderly Apts     1,398        160       2,134       2,294        (1,222)      (A)
Sauk-Ko Enterprises          676         60       1,208       1,268          (835)      (A)
Sol 413                      337         50         431         481          (294)      (A)
Valley Oaks Senior         1,771        122       1,960       2,082        (1,568)      (A)
Villas de Orocovix         1,367         60       1,942       2,002        (1,405)
  Totals                 $25,263     $2,508     $43,924     $46,432      $(30,888)

(A) This project was completed when REAL VI entered the Partnership.

(2) Reconciliation of real estate (all amounts unaudited except for those amounts related to the Material Investees - see Note 2) (in thousands):

                                              Years Ended December 31,
                              2004                           2003
                            Material    2004      2004     Material    2003       2003
                            Investees Unaudited   Total   Investees  Unaudited   Total
Real estate:
Balance  at   beginning  of  $10,157   $36,302   $46,459   $10,075    $42,458   $52,533
year
 Improvements   during  the      149       182       331        82        273       355
 year
 Sale of property                 --      (358)     (358)       --     (6,429)   (6,429)
Balance at end of year       $10,306   $36,126   $46,432   $10,157    $36,302   $46,459


                                              Years Ended December 31,

                               2004                           2003
                             Material     2004     2004     Material    2003      2003
                             Investees  Unaudited  Total   Investees  Unaudited   Total
Accumulated depreciation:
 Balance at beginning
   of year                    $ 5,259   $24,450   $29,709   $ 4,976    $28,166   $33,142
 Depreciation expense for
   the year                       300     1,069     1,369       297      1,218     1,515
 Sale of property                 (14)               (190)      (14)    (4,934)   (4,948)
                                         (176)
Balance at end of year        $ 5,545   $25,343   $30,888   $ 5,259    $24,450   $29,709

NOTE 7 - FORECLOSURE OF LOCAL LIMITED PARTNERSHIP

During the year ended December 31, 2003 the Partnership's interest in Century Plaza Limited Partnership, a Local Limited Partnership, was foreclosed on by the note holder. The Partnership had no investment balance related to this Local Limited Partnership as of December 31, 2003.

NOTE 8 - ABANDONMENT OF UNITS

During the year ended December 31, 2004, the number of Limited Partnership Interests decreased by 12 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying consolidated statements of operations is calculated based on the number of interests outstanding at the beginning of the year. There were no such abandonments in 2003.

NOTE 9 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures needed to be improved and were improved subsequent to December 31, 2004 to provide that partnership taxes are more accurately estimated and are reported in the proper period. In particular, the Partnership has implemented a system to improve the coordination and communication between those departments responsible for tax accounting and the group responsible for the preparation and reporting of financial information.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

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

Name                          Age     Position
David R. Robertson             38     President, Chief Executive Officer
                                        and Director
Harry G. Alcock                42     Director and Executive Vice President
Charles McKinney               53     Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman             39     Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                42     Senior Vice President and Chief
                                        Financial Officer

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

ITEM 10.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The General Partners own all of the outstanding general partnership interests of REAL VI. No person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Interests of the Partnership as of December 31, 2004.

(b) None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VI.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $175,000 and $176,000 for the years ended December 31, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $23,000 for each of the years ended December 31, 2004 and 2003 and is included in general and administrative expenses.

In addition to being the Corporate General Partner of the Partnership, NAPICO or one of its affiliates, is the general partner and property management agent for three and four of the Local Limited Partnerships for the years ended December 31, 2004 and 2003, respectively. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $40,000 and $62,000 for the years ended December 31, 2004 and 2003, respectively.

Subsequent to December 31, 2004, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay the New Jersey tax obligations, as previously discussed. The Corporate General Partner will not demand payment of amounts due in excess of operating cash needed by the Partnership.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 13.    EXHIBITS

See exhibit index attached.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 and $44,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $24,000 for both of the years 2004 and 2003.

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


                                    Date: April 18, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive     Date: April 18, 2005
Harry G. Alcock               Vice President


/s/David R. Robertson         President, Chief Executive Date: April 18, 2005
David R. Robertson            Officer and Director


/s/Brian H. Shuman            Senior Vice President and  Date: April 18, 2005
Brian H. Shuman               Chief Financial Officer

                        REAL ESTATE ASSOCIATES LIMITED VI
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

   3 Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-82090 which is hereby incorporated by reference.

  3.1 Amendment to the Restated Certificate and Agreement of Limited Partnership of Real Estate Associates Limited VI, filed with Current Report Form 8-K dated December 29, 2004, which is hereby incorporated by reference.

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

  99.1      Independent Auditors Report for Cassady Village Apartments, Ltd.

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  April 18, 2005

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  April 18, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited VI (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 18, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Report of Independent Registered Public Accounting Firm



The Partners
Cassady Village Apartments

We have audited the accompanying balance sheet of Cassady Village Apartments as of December 31, 2004 and the related statements of operations, partners'
(deficiency) equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Cassady Village Apartments at December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3, the Partnership's partners could change in 2005, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.


/s/Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
January 31, 2005