Form 10QSB
period 2005-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2005-05-16
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

         See Accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2005
                                 (in thousands)
                                   (Unaudited)



                        ASSETS

Investments in and advances to local limited
  partnerships (Note 2)                                                     $ 374
Cash and cash equivalents                                                       67

            Total assets                                                    $ 441

          LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Accounts payable and accrued expenses                                      $ 23
  Taxes payable                                                                399
  Notes payable and amounts due for partnership
    interests, including $520 in default (Note 3)                            1,570
  Accrued interest payable, including $1,008 in
    default (Note 3)                                                         2,612

Partners' deficit:
  General partners                                          $ (394)
  Limited partners                                          (3,769)         (4,163)

         Total liabilities and partners' deficit                            $ 441


         See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per interest data)
                                   (Unaudited)



                                                              Three Months Ended
                                                                  March 31,
                                                            2005            2004
Revenues:
  Interest income                                           $ 1             $ 1

Operating expenses:
  Management fee - partners (Note 4)                           40              43
  Legal and accounting                                         22              37
  Tax expense                                                  21              --
  General and administrative (Note 4)                          13              15
  Interest (Note 3)                                            33              34
        Total operating expenses                              129             129

Loss from partnership operations                             (128)           (128)
Distributions from local limited partnerships
  recognized as income (Note 2)                                --              10
Advances to local limited partnerships recognized
  as expense (Note 2)                                         (29)            (71)
Equity in loss of local limited partnerships and
  amortization of acquisition costs (Note 2)                   (8)             (4)

Net loss                                                   $ (165)         $ (193)

Net loss allocated to general partners (1%)                 $ (2)           $ (2)
Net loss allocated to limited partners (99%)                 (163)           (191)

                                                           $ (165)         $ (193)

Net loss per limited partnership interest (Note 1)        $ (9.74)        $(11.40)


         See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                 CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                     (in thousands, except interest data)
                                   (Unaudited)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                     16,740

Partners' deficit,
  December 31, 2004                     $ (392)          $(3,606)        $(3,998)

Net loss for the three months
  ended March 31, 2005                      (2)             (163)           (165)

Partners' deficit,
  March 31, 2005                        $ (394)          $(3,769)        $(4,163)

Percentage interest at
  March 31, 2005                             1%               99%            100%
                                                                             (A)

(A)   Consists of 16,740 and 16,752 partnership  interests at March 31, 2005 and
      2004, respectively. During the year ended December 31, 2004, 12 interests were abandoned(Note 5).


         See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                       Three Months Ended
                                                                           March 31,
                                                                      2005            2004
Cash flows from operating activities:
  Net loss                                                           $ (165)         $ (193)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Equity in loss of local limited partnerships and
      amortization of acquisition costs                                   8               4
     Advances to local limited partnerships recognized
       as expense                                                        29              71
     Change in accounts:
      Accrued taxes                                                      21              --
      Accounts payable and accrued expenses                             (17)             31
      Accrued interest payable                                           34              34
         Net cash used in operating activities                          (90)            (53)

Cash flows from investing activities:
  Distributions from local limited partnerships recognized
   as a reduction of the investment balance                              --              40
  Advances to local limited partnerships                                (29)            (71)
         Net cash used in investing activities                          (29)            (31)

Net decrease in cash and cash equivalents                              (119)            (84)
Cash and cash equivalents, beginning of period                          186             632

Cash and cash equivalents, end of period                              $ 67           $ 548

         See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the audited annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the annual report for the year ended December 31, 2004 prepared by Real Estate Associates Limited VI (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2005 and the results of operations and changes in cash flows for the three months ended March 31, 2005 and 2004.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,740 and 16,752 for the years ended December 31, 2004 and 2003, respectively.

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIE's for which the Partnership was not the primary beneficiary. Those 15 VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 723 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. As of March 31, 2005, the Partnership continued to hold variable interests in the same 15 VIE's as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investments in and receivables from this VIE, which was approximately $282,000 at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Reclassifications

Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2005, the Partnership holds limited partnership interests in 18 local limited partnerships (the "Local Limited Partnerships"). In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 21 Local Limited Partnerships which owned, as of March 31, 2005, residential low income rental projects consisting of 1,155 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

As of March 31, 2005, the investment balance in 19 of the 21 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2005 and 2004, approximately $29,000 and $71,000, respectively, were advanced to the Local
Limited Partnerships and were recognized as expense in the accompanying consolidated statements of operations.

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

The property in one of the Local Limited Partnerships, Boynton Terrace, is currently vacant and is likely to be demolished. In addition, the lender has declared the mortgage in default and intends to foreclose on the property. The Partnership risks losing its investment in the Boynton Associates Limited Partnership. The investment in Boynton Terrace was zero at March 31, 2005.

The following is a summary of the investments in Local Limited Partnerships for the three months ended March 31, 2005 (in thousands):

      Balance, beginning of period                           $ 382
      Equity in loss of Local Limited Partnership                (5)
      Amortization of acquisition costs                          (3)

      Balance, end of period                                 $ 374

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2005 and 2004 of Local Limited Partnerships in which the Partnership has invested (in thousands):

                                                 Three Months Ended
                                                     March 31,
                                               2005             2004

Revenues
  Rental and other                            $ 2,131         $ 2,146

Expenses
  Operating expenses                            1,294           1,384
  Financial expenses                              501             517
  Depreciation                                    342             379
                                                2,137           2,280

Net loss                                       $ (6)           $ (134)

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for three of the Local Limited Partnerships for both of the three months ended March 31, 2005 and 2004. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $14,000 and $12,000 for the three months ended March 31, 2005 and 2004, respectively.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Two of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $130,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable. In addition, the Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. One note payable and related accrued interest aggregating approximately $1,528,000 became payable prior to March 31, 2005. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership's investment balance in the Local Limited Partnership at March 31, 2005 was approximately $92,000.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $40,000 and $43,000 for the three months ended March 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $6,000 for both of the three month periods ended March 31, 2005 and 2004 and is included in general and administrative expenses.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for three of the Local Limited Partnerships for both of the three months ended March 31, 2005 and 2004. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $14,000 and $12,000 for the three months ended March 31, 2005 and 2004, respectively.

Subsequent to March 31, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. The Corporate General Partner will not demand payment of amounts due in excess of operating cash needed by the Partnership.

NOTE 5 - ABANDONMENT OF UNITS

During the year ended December 31, 2004, the number of Limited Partnership Interests decreased by 12 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying consolidated statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. No distributions to partners were made during the three months ended March 31, 2005 and 2004.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. The Partnership received approximately $50,000 in distributions from Local Limited Partnerships during the three months ended March 31, 2004. No distributions were received during the three months ended March 31, 2005.

As of March 31, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $67,000 and $548,000, respectively. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $1,000 in interest income for both of the three months ended March 31, 2005 and 2004. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $40,000 and $43,000 for the three months ended March 31, 2005 and 2004, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $22,000 and $37,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in legal and accounting fees is due to a decrease in legal costs and a decrease in the cost of the annual audit.

General and administrative expenses were approximately $13,000 and $15,000 for the three months ended March 31, 2005 and 2004, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $6,000 for both of the three month periods ended March 31, 2005 and 2004.

The Partnership incurs expense for certain New Jersey state tax returns. For the three months ended March 31, 2005, the expense was approximately $21,000. The tax amount for 2004 was approximately $84,000 and was recorded during the fourth quarter of 2004.

Subsequent to December 31, 2004, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay these obligations. The Corporate General Partner will not demand payment of amounts due in excess of operating cash needed by the Partnership.

The Partnership accounts for its investments in the Local Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Limited Partnerships. Losses incurred after the Local Limited Partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. The investments in all but two of the Local Limited Partnerships have been reduced to zero as of March 31, 2005. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

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

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2005 and 2004, approximately $29,000 and $71,000, respectively, were advanced to the Local
Limited Partnerships and were recognized as expense in the accompanying consolidated statements of operations.

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

The property in one of the Local Limited Partnerships, Boynton Terrace, is currently vacant and is likely to be demolished. In addition, the lender has declared the mortgage in default and intends to foreclose on the property. The Partnership risks losing its investment in the Boynton Associates Limited Partnership. The investment in Boynton Terrace was zero at March 31, 2005.

Distributions from the Local Limited Partnerships in which the Partnership did not have a positive investment balance were approximately $10,000 for the three months ended March 31, 2004. There were no distributions received during 2005. This amount was recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

The Partnership is obligated on non-recourse notes payable of $1,440,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. Interest expense was approximately $33,000 and $34,000 for the three month periods ended March 31, 2005 and 2004, respectively. One note payable and related accrued interest aggregating approximately $1,528,000 became payable prior to March 31, 2005. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership's investment balance in the Local Limited Partnership at March 31, 2005 was approximately $92,000.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at March 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIE's for which the Partnership was not the primary beneficiary. Those 15 VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 723 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. As of March 31, 2005, the Partnership continued to hold variable interests in the same 15 VIE's as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investments in and receivables from this VIE, which was approximately $282,000 at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its critical accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 16, 2005

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

  32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  May 16, 2005

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


Date:  May 16, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 16, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 16, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.