Form 10QSB
period 2005-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2005-08-15
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2005
                                 (in thousands)
                                   (Unaudited)



                        ASSETS

Investments in and advances to local limited
  partnerships (Note 2)                                                     $ 328
Cash and cash equivalents                                                    2,533
Other accounts receivables                                                     155

            Total assets                                                   $ 3,016

    LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
  Accounts payable and accrued expenses                                      $ 32
  Notes payable and amounts due for partnership
    interests, including $520 in default (Note 3)                              820
  Accrued interest payable, including $1,021 in
    default (Note 3)                                                         1,405
   Taxes payable                                                               295
   Due to affiliates (Note 4)                                                  415
Partners' (deficiency) capital:
  General partners                                          $ (352)
  Limited partners                                             401              49

         Total liabilities and partners'
            (deficiency) capital                                           $ 3,016

         See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per interest data)
                                   (Unaudited)



                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                     2005        2004        2005         2004
REVENUE:
Interest income                                      $ 2          $ 2         $ 3          $ 3

OPERATING EXPENSES:
  Management fees - partners (Note 4)                   40           44          80           87
  Legal and accounting                                  24           28          46           65
  Tax expense                                           22           --          43           --
  General and administrative (Note 4)                    9           25          22           40
  Interest (Note 3)                                     41           35          74           69
        Total operating expenses                       136          132         265          261

Loss from partnership operations                      (134)        (130)       (262)        (258)
Distributions from local limited partnerships
  recognized as income (Note 2)                      4,392           --       4,392           10
Advances to local limited partnerships
  recognized as expense (Note 2)                        --          (27)        (29)         (98)
Equity in loss of local limited partnerships
  and amortization of acquisition costs
  (Note 2)                                             (46)         (51)        (54)         (55)

Net income (loss)                                  $ 4,212      $ (208)     $ 4,047      $ (401)

Net income (loss) allocated to general
  partners (1%)                                      $ 42        $ (2)       $ 40         $ (4)
Net income (loss) allocated to limited
  partners (99%)                                     4,170         (206)      4,007         (397)
                                                   $ 4,212      $ (208)     $ 4,047      $ (401)
Net income (loss) per limited partnership
  interest (Note 1)                                $249.10      $(12.30)    $239.37      $(23.70)

         See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

           CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                     (in thousands, except interest data)
                                   (Unaudited)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                 16,740

Partners' deficit,
  December 31, 2004                     $ (392)          $(3,606)         $(3,998)

Net income for the six months
  ended June 30, 2005                       40             4,007            4,047

Partners' (deficiency) capital,
  June 30, 2005                         $ (352)           $ 401             $ 49


(A)   Consists of 16,740 and 16,752  partnership  interests at June 30, 2005 and
      2004, respectively. During the year ended December 31, 2004, 12 interests were abandoned (Note 5).


         See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        Six Month Ended
                                                                            June 30,
                                                                      2005            2004
Cash flows from operating activities:
  Net income (loss)                                                 $ 4,047          $ (401)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Distributions from local limited partnerships recognized
        as income                                                    (4,392)            (10)
     Equity in loss of local limited partnerships and
      amortization of acquisition costs                                  54              55
     Advances to local limited partnerships recognized as
      expense                                                            29              98
     Change in accounts:
      Other receivables                                                (155)             --
      Due to affiliates                                                  37              --
      Accrued taxes                                                     (83)             --
      Accounts payable and accrued expenses                              (8)             37
      Accrued interest payable                                           69              69
         Net cash used in operating activities                         (402)           (152)

Cash flows from investing activities:
  Distributions from local limited partnerships                       2,400              --
  Distributions from local limited partnerships recognized
   as a reduction of the investment balance                              --              50
  Advances to local limited partnerships                                (29)            (98)
         Net cash provided by (used in) investing activities          2,371             (48)

Cash flows provided by financing activities:
  Advances from affiliates                                              378              --

Net increase (decrease) in cash and cash equivalents                  2,347            (200)
Cash and cash equivalents, beginning of period                          186             632

Cash and cash equivalents, end of period                            $ 2,533          $ 432

Supplemental disclosure of non-cash information:
Distribution  of proceeds  from a local  limited  partnership  of  approximately
$1,992,000 were sent directly to a trustee which, in turn, paid the proceeds directly to the noteholders in satisfaction of the principal and accrued interest on the notes. (See "Note 3 - Notes Payable and Amounts Due for
Partnership Interests".)


         See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2005


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

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2005 and the results of operations and changes in cash flows for the six months ended June 30, 2005 and 2004.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,740 and 16,752 for the years ended December 31, 2004 and 2003, respectively.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary. During the six months ended June 30, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primarily beneficiary. Those 20 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 20 apartment properties with a total of 1,024 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was approximately $328,000 at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Reclassifications

Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2005, the Partnership holds limited partnership interests in 17 local limited partnerships (the "Local Limited Partnerships"). In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 20 Local Limited Partnerships which owned, as of June 30, 2005, residential low income rental projects consisting of 1,024 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

As of June 30, 2005, the investment balance in 18 of the 20 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2005 and 2004, approximately $29,000 and $98,000, respectively, were advanced to the Local
Limited Partnerships and were recognized as expense in the accompanying consolidated statements of operations.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing, was sold to a third party. The Partnership received proceeds from the sale of approximately $2,400,000. In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note (see Note 3). The Partnership recognized income from distributions of approximately $4,392,000 during the six months ended June 30, 2005 in connection with this sale because the investment in the Local Limited Partnership had been reduced to zero.

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

The property in one of the Local Limited Partnerships, Boynton Terrace, is currently vacant and is being demolished. In addition, the lender has declared the mortgage in default. The Partnership has entered into an agreement to assign its interest in the Local Limited Partnership to a third party, contingent upon the termination of the HAP contract by HUD. The investment in Boynton Terrace was zero at June 30, 2005.

The following is a summary of the investments in Local Limited Partnerships for the six months ended June 30, 2005 (in thousands):

      Balance, beginning of period                           $ 382
      Equity in loss of Local Limited Partnership               (48)
      Amortization of acquisition costs                          (6)

      Balance, end of period                                 $ 328

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2005 and 2004 of Local Limited Partnerships in which the Partnership has invested (in thousands):

                                    Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                    2005           2004         2005          2004
                                                (Restated)                 (Restated)
Revenues
  Rental and other                $ 1,271        $ 1,576       $ 3,076      $ 3,391

Expenses
  Operating expenses                  792          1,055         1,915        2,168
  Financial expenses                  479            486           958          972
  Depreciation                        267            304           534          608
                                    1,538          1,845         3,407        3,748

Net loss                           $ (267)        $ (269)      $ (331)       $ (357)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined results of operations for the three and six months ended June 30, 2005 and 2004 exclude the operations of Lonsdale Apartments as this property was sold in May 2005.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for three of the Local Limited Partnerships for both of the six months ended June 30, 2005 and 2004. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $24,000 and $22,000 for the six months ended June 30, 2005 and 2004, respectively.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Two of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $130,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable. In addition, the Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities of December 1999 and December 2012. One note payable and related accrued interest aggregating approximately $1,541,000 became payable prior to June 30, 2005. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership's investment balance in the Local Limited Partnership at June 30, 2005 was approximately $87,000.

During the six months ended June 30, 2005, Lonsdale Housing sold its property to a third party. The distribution from Lonsdale relating to the sale of approximately $4,392,000 was recognized as income in the accompanying consolidated statement of operations because the Partnership's investment balance had been reduced to zero. Approximately $1,992,000 of the proceeds was used to satisfy the principal of approximately $750,000 and accrued interest of approximately $1,242,000. These funds were sent directly to the note holder.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $80,000 and $87,000 for the six months ended June 30, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $11,000 for both of the six month periods ended June 30, 2005 and 2004 and is included in general and administrative expenses.

At June 30, 2005, approximately $31,000 in management fees and reimbursements were due to the Corporate General Partner and are included in due to affiliates. These amounts were paid subsequent to June 30, 2005.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for three of the Local Limited Partnerships for both of the six months ended June 30, 2005 and 2004. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $24,000 and $22,000 for the six months ended June 30, 2005 and 2004, respectively.

During the six months ended June 30, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. Interest on advances is charged at the prime rate plus 2% (8.25% at June 30, 2005) and amounted to approximately $6,000 for the six months ended June 30, 2005. At June 30, 2005, approximately $384,000 in principal and accrued interest is included in due to affiliates. Subsequent to June 30, 2005, the Partnership repaid the principal and accrued interest.

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

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. No distributions to partners were made during the six months ended June 30, 2005 and 2004. During the six months ended June 30, 2005, the Partnership received approximately $2,400,000 in proceeds from the sale of the property in one of the Local Limited Partnerships (see discussion in "Results of Operations"). The Partnership is currently evaluating what portion of the proceeds to distribute to its investors.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. The Partnership recognized approximately $4,392,000 and $50,000 in distributions from Local Limited Partnerships during the six months ended June 30, 2005 and 2004, respectively.

As of June 30, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $2,533,000 and $432,000, respectively. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $3,000 in interest income for both of the six months ended June 30, 2005 and 2004. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $80,000 and $87,000 for the six months ended June 30, 2005 and 2004, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $46,000 and $65,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in legal and accounting fees is due to a decrease in legal costs associated with consent solicitations in 2004 and a decrease in the cost of the annual audit.

General and administrative expenses were approximately $22,000 and $40,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in general and administrative expense is due to lower costs associated with investor communications. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $11,000 for both of the six month periods ended June 30, 2005 and 2004.

The Partnership incurs expense for certain New Jersey state Partner tax. For the six months ended June 30, 2005, the expense was approximately $43,000. The tax amount for 2004 was approximately $84,000 and was recorded during the fourth quarter of 2004.

During the six months ended June 30, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. Interest on advances is charged at the prime rate plus 2% (8.25% at June 30, 2005) and amounted to approximately $6,000 for the six months ended June 30, 2005. At June 30, 2005, approximately $384,000 in principal and accrued interest is included in due to affiliates. Subsequent to June 30, 2005, the Partnership repaid the principal and accrued interest.

The Partnership accounts for its investments in the Local Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Limited Partnerships. Losses incurred after the Local Limited Partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. The investments in all but two of the Local Limited Partnerships have been reduced to zero as of June 30, 2005. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

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

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2005 and 2004, approximately $29,000 and $98,000, respectively, were advanced to the Local
Limited Partnerships and were recognized as expense in the accompanying consolidated statements of operations.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing, was sold to a third party. The Partnership received proceeds from the sale of approximately $2,400,000. In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note (see Note 3). The Partnership recognized income from distributions of approximately $4,392,000 during the six months ended June 30, 2005 in connection with this sale because the investment in the Local Limited Partnership had been reduced to zero.

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

The property in one of the Local Limited Partnerships, Boynton Terrace, is currently vacant and is being demolished. In addition, the lender has declared the mortgage in default. The Partnership risks has entered into an agreement to assign its interest in the Local Limited Partnership to a third party, contingent upon the termination of the HAP contract by HUD. The investment in Boynton Terrace was zero at June 30, 2005.

Distributions from the Local Limited Partnerships in which the Partnership did not have a positive investment balance were approximately $4,392,000 and $10,000 for the six months ended June 30, 2005 and 2004, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities of December 1999 and December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. Interest expense was approximately $68,000 and $69,000 for the six month periods ended June 30, 2005 and 2004, respectively. One note payable and related accrued interest aggregating approximately $1,541,000 became payable prior to June 30, 2005. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership's investment balance in the Local Limited Partnership at June 30, 2005 was approximately $87,000.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing, was sold to a third party. The Partnership received proceeds from the sale of approximately $2,400,000. In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note (see Note 3). The Partnership recognized income from distributions of approximately $4,392,000 during the six months ended June 30, 2005 in connection with this sale because the investment in the Local Limited Partnership had been reduced to zero.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at June 30, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary. During the six months ended June 30, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primarily beneficiary. Those 20 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 20 apartment properties with a total of 1,024 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was approximately $328,000 at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


                                    Date: August 15, 2005

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


Date:  August 15, 2005

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


Date:  August 15, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 15, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 15, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.