Form 10QSB
period 2005-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2005-11-14
CIK 715578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined
in rule 12b-2 of Exchange Act).   Yes      No _X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2005
                                 (in thousands)
                                   (Unaudited)



                        ASSETS

Investments in and advances to local limited
  partnerships (Note 2)                                                     $ 330
Cash and cash equivalents                                                    1,887
Other accounts receivables                                                     155

            Total assets                                                   $ 2,372

   LIABILITIES AND PARTNERS' (DEFICICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                     $ 48
  Notes payable and amounts due for partnership
    interests, including $520 in default (Note 3)                              820
  Accrued interest payable, including $1,033 in
    default (Note 3)                                                         1,429
   Taxes payable                                                               137
   Due to affiliates (Note 4)                                                   31

Partners' (deficiency) capital:
  General partners                                          $ (353)
  Limited partners                                             260             (93)

         Total liabilities and partners'
           (deficiency) capital                                            $ 2,372

         See Accompanying Notes to Consolidated Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per interest data)
                                   (Unaudited)



                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                   2005       2004         2005          2004

INTEREST INCOME                                    $ 16       $ 1          $ 19           $ 4

OPERATING EXPENSES:
  Management fee - partners (Note 4)                  39         44          119            131
  Legal and accounting                                21         32           67             97
  Tax expense                                         19         --           62             --
  General and administrative (Note 4)                 14          9           36             49
  Interest (Note 3)                                   26         34          100            103
        Total operating expenses                     119        119          384            380

Loss from partnership operations                    (103)      (118)        (365)          (376)
Distributions from local limited
  partnerships recognized as
  income (Note 2)                                     12         12        4,404             22
Advances to local limited partnerships
  Recognized as expense (Note 2)                     (53)       (19)         (82)          (117)
Equity in income (loss) of local limited
  partnerships and amortization of
  acquisition costs (Note 2)                           2        (17)         (52)           (72)

Net (loss) income                                 $ (142)    $ (142)     $ 3,905        $ (543)

Net (loss) income allocated to general
  partners (1%)                                    $ (1)      $ (1)        $ 39          $ (5)
Net (loss) income allocated to limited
  partners (99%)                                    (141)      (141)       3,866           (538)

                                                  $ (142)    $ (142)     $ 3,905        $ (543)
Net (loss) income per limited
  partnership interest (Note 1)                  $ (8.42)   $ (8.42)     $230.94        $(32.12)

         See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                     (in thousands, except interest data)
                                   (Unaudited)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                 16,740

Partners' deficit,
  December 31, 2004                     $ (392)          $(3,606)         $(3,998)

Net income for the nine months
  ended September 30, 2005                  39             3,866            3,905

Partners' (deficiency) capital,
  September 30, 2005                    $ (353)           $ 260            $ (93)


   (A)      Consists of 16,740 and 16,752 partnership interests at September 30,
            2005 and 2004, respectively. During the year ended December 31, 2004, 12 interests were abandoned (Note 5).

         See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VI
                       (a California limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2005            2004
Cash flows from operating activities:
  Net income (loss)                                                 $ 3,905          $ (543)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Distributions from local limited partnerships
       recognized as income                                          (4,404)            (22)
     Equity in loss of local limited partnerships and
      amortization of acquisition costs                                  52              72
     Advances to local limited partnerships recognized as
       expense                                                           82             117
     Change in accounts:
      Other receivables                                                (155)             --
      Due to affiliates                                                  31              --
      Accrued taxes                                                    (241)             --
      Accounts payable and accrued expenses                               8              60
      Accrued interest payable                                           93             103
         Net cash used in operating activities                         (629)           (213)

Cash flows from investing activities:
  Distributions from local limited partnerships                       2,412              22
  Distributions from local limited partnerships recognized
    as a reduction of investment balance                                 --              40
  Advances to local limited partnerships                                (82)           (117)
         Net cash provided by (used in) investing activities          2,330             (55)

Cash flows from financing activities:
  Advances from affiliates                                              378              --
  Repayment of advances from affiliates                                (378)             --
         Net cash used in financing activities                           --              --

Net increase (decrease) in cash and cash equivalents                  1,701            (268)
Cash and cash equivalents, beginning of period                          186             632

Cash and cash equivalents, end of period                            $ 1,887          $ 364

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

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2005 and the results of operations and changes in cash flows for the nine months ended September 30, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary. During the nine months ended September 30, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primarily beneficiary. During the three months ended September 30, 2005 the number of VIEs was reduced by two due to the assignment of the interest in Boynton Associates, Ltd. and the sale of the property held by Fillmore Investors, Ltd. The remaining 18 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 18 apartment properties with a total of 903 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was approximately $330,000 at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Reclassifications

Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2005, the Partnership holds limited partnership interests in 15 local limited partnerships (the "Local Limited Partnerships"). In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III ("REA III") which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 18 Local Limited Partnerships which owned, as of September 30, 2005, residential low income rental projects consisting of 903 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

As of September 30, 2005, the investment balance in 16 of the 18 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2005 and 2004, approximately $82,000 and $117,000, respectively, were advanced to the Local Limited Partnerships and were recognized as expense in the accompanying consolidated statements of operations.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing Associates ("Lonsdale"), was sold to a third party. The Partnership received proceeds from the sale of approximately $2,400,000. In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note (see Note 3). The Partnership recognized income from distributions of approximately $4,392,000 during the nine months ended September 30, 2005 in connection with this sale because the investment in the Local Limited Partnership had been reduced to zero.

On September 27, 2005 a Local Limited Partnership, Fillmore Investors, Ltd. ("Fillmore), sold its investment property, consisting of 32 units, for a sales price of approximately $150,000 in excess of the existing secured debt on the property which was assumed by the purchaser. It is anticipated that the proceeds from the sale will be used to pay the outstanding liabilities of Fillmore and there will be no distribution to the investors. The Partnership has no remaining investment balance in Fillmore.

On June 2, 2005, the Partnership entered into an agreement (the "Assignment Agreement") pursuant to which the Registrant agreed to assign its interest in the Local Limited Partnership Boynton Associates, Ltd. ("Boynton") to two third-party purchasers, Affordable Housing, LLC, a Florida limited liability company, and HOB Investors, LLC, a Florida limited liability company. The Partnership's assignment, together with the assignment of all other interests in Boynton by the Boynton's general partners, allowed Boynton to avoid foreclosure of the Property. On September 28, 2005, pursuant to the terms of the Assignment Agreement, the Partnership withdrew as the limited partner in Boynton and acknowledged that it has no further interest in Boynton. The Partnership's investment in this Local Limited Partnership was zero at September 30, 2005.

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

The following is a summary of the investments in Local Limited Partnerships for the nine months ended September 30, 2005 (in thousands):

      Balance, beginning of period                           $ 382
      Equity in loss of Local Limited Partnership               (42)
      Amortization of acquisition costs                         (10)

      Balance, end of period                                 $ 330


The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2005 and 2004 of Local Limited Partnerships in which the Partnership has invested (in thousands):

                                    Three Months Ended           Nine months Ended
                                       September 30,               September 30,
                                    2005           2004         2005          2004
                                                (restated)                 (restated)
Revenues
  Rental and other                $ 1,616        $ 1,380       $ 4,587      $ 4,243

Expenses
  Operating expenses                  917            744         2,755        2,717
  Financial expenses                  359            367         1,072        1,101
  Depreciation                        253            256           757          767
                                    1,529          1,367         4,584        4,585

Net income (loss)                  $ (87)          $ 13          $ 3         $ (342)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined results of operations for the three and nine months ended September 30, 2005 and 2004 have been restated to exclude the operations of Lonsdale Apartments as this property was sold in May 2005, Fillmore which was sold on September 27, 2005 and Boynton Terrace due to the assignment of the Partnership's interest in this Local Limited Partnership effective September 28, 2005.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for three of the Local Limited Partnerships for both of the nine months ended September 30, 2005 and 2004. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $35,000 for both of the nine months ended September 30, 2005 and 2004, respectively.

The current policy of the United States Department of Housing and Urban Development ("HUD") is not to renew the Housing Assistance Payment ("HAP")
Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi- family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

Two of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The purchase of these interests provides for additional cash payments of approximately $130,000 based upon specified events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable. In addition, the Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities of December 1999 and December 2012. One note payable and related accrued interest aggregating approximately $1,553,000 became payable prior to September 30, 2005. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership's investment balance in the Local Limited Partnership at September 30, 2005 was approximately $52,000.

During the nine months ended September 30, 2005, Lonsdale Housing Associates sold its property to a third party. The distribution from Lonsdale relating to the sale of approximately $4,392,000 was recognized as income in the accompanying consolidated statement of operations because the Partnership's investment balance had been reduced to zero. Approximately $1,992,000 of the proceeds was used to satisfy the principal of approximately $750,000 and accrued interest of approximately $1,242,000. These funds were sent directly to the note holder.

During the nine months ended September 30, 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village Apartments to permit them to purchase a series of projects including the properties owned by the Local Partnerships Cassady Village and Marshall Plaza I & II Apartments. Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period. The Partnership's investment balance in Cassady Village at September 30, 2005 was approximately $52,000. Its investment balance in Marshall Plaza I & II at September 30, 2005 was zero.

The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $119,000 and $131,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $17,000 for both of the nine month periods ended September 30, 2005 and 2004 and is included in general and administrative expenses.

At  September  30,  2005,   approximately   $31,000  in   management   fees  and
reimbursements were due to the Corporate General Partner and are included in due to affiliates. These amounts were paid subsequent to September 30, 2005.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for three of the Local Limited Partnerships for both of the nine months ended September 30, 2005 and 2004. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $35,000 for both of the nine months ended September 30, 2005 and 2004, respectively.

During the nine months ended September 30, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. Interest on advances is charged at the prime rate plus 2% (8.25% at September 30, 2005) and amounted to approximately $6,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the Partnership repaid the principal and accrued interest.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. No distributions to partners were made during the nine months ended September 30, 2005 and 2004. During the nine months ended September 30, 2005, the Partnership received approximately $2,400,000 in proceeds from the sale of the property in one of the Local Limited Partnerships (see discussion in "Results of Operations"). The Partnership is currently evaluating what portion of the proceeds to distribute to its investors.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. The Partnership recognized approximately $4,404,000 and $22,000 in distributions from Local Limited Partnerships during the nine months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $1,887,000 and $364,000, respectively. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $19,000 and $4,000 in interest income for the nine months ended September 30, 2005 and 2004, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The increase in interest income for the three and nine months ended September 30, 2005 was due to an increase in the average cash balance held by the Partnership. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $119,000 and $131,000 for the nine months ended September 30, 2005 and 2004, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $67,000 and $97,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in legal and accounting fees is due to a decrease in legal costs associated with consent solicitations in 2004 and a decrease in the cost of the annual audit.

General and administrative expenses were approximately $36,000 and $49,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in general and administrative expense is due to lower costs associated with investor communications. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $17,000 for both of the nine month periods ended September 30, 2005 and 2004.

The Partnership incurs expense for a New Jersey state Partner tax. For the nine months ended September 30, 2005, the expense was approximately $62,000. The tax amount for 2004 was approximately $84,000 and was recorded during the fourth quarter of 2004.

During the nine months ended September 30, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. Interest on advances is charged at the prime rate plus 2% (8.25% at September 30, 2005) and amounted to approximately $6,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the Partnership repaid approximately $384,000 in principal and accrued interest.

The Partnership accounts for its investments in the Local Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Limited Partnerships. Losses incurred after the Local Limited Partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. The investments in all but two of the Local Limited Partnerships have been reduced to zero as of September 30, 2005. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

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

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2005 and 2004, approximately $82,000 and $117,000, respectively, were advanced to the Local Limited Partnerships and were recognized as expense in the accompanying consolidated statements of operations.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing Associates ("Lonsdale"), was sold to a third party. The Partnership received proceeds from the sale of approximately $2,400,000. In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note (see Note 3). The Partnership recognized income from distributions of approximately $4,392,000 during the nine months ended September 30, 2005 in connection with this sale because the investment in the Local Limited Partnership had been reduced to zero.

On September 27, 2005 a Local Limited Partnership, Fillmore Investors, Ltd., sold its investment property, consisting of 32 units, for a sales price of approximately $150,000. It is anticipated that the proceeds from the sale will be used to pay the outstanding liabilities of Fillmore and there will be no distribution to the investors. The Partnership has no remaining investment balance in Fillmore.

On June 2, 2005, the Partnership entered into an agreement (the "Assignment Agreement") pursuant to which the Registrant agreed to assign its interest in the Local Limited Partnership Boynton Associates, Ltd. ("Boynton") to two third-party purchasers, Affordable Housing, LLC, a Florida limited liability company, and HOB Investors, LLC, a Florida limited liability company. The Partnership's assignment, together with the assignment of all other interests in Boynton by the Boynton's general partners, allowed Boynton to avoid foreclosure of the Property. On September 28, 2005, pursuant to the terms of the Assignment Agreement, the Partnership withdrew as the limited partner in Boynton and acknowledged that it has no further interest in Boynton. The Partnership's investment in this Local Limited Partnership was zero at September 30, 2005.

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

Distributions from the Local Limited Partnerships in which the Partnership did not have a positive investment balance were approximately $4,404,000 and $22,000 for the nine months ended September 30, 2005 and 2004, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

The current policy of the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
Section 8 program.

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

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities of December 1999 and December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. Interest expense was approximately $93,000 and $103,000 for the nine month periods ended September 30, 2005 and 2004, respectively. One note payable and related accrued interest aggregating approximately $1,553,000 became payable prior to September 30, 2005. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership's investment balance in the Local Limited Partnership at September 30, 2005 was approximately $52,000.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at September 30, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary. During the nine months ended September 30, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primarily beneficiary. During the three months ended September 30, 2005 the number of VIEs was reduced by two due to the assignment of the interest in Boynton Associates, Ltd. and the sale of the property held by Fillmore Investors, Ltd. The remaining 18 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 18 apartment properties with a total of 903 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was approximately $330,000 at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


                                    Date: November 14, 2005

                        REAL ESTATE ASSOCIATES LIMITED VI
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit


  3 Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-82090 which is hereby incorporated by reference.

  10.1 Assignment and Assumption Agreement between the Partnership, Inc., a Florida nonprofit corporation, Rosewood Apartments Corporation, a California corporation and Real Estate Associates Limited VI, a California limited partnership incorporated by reference to Exhibit
            10.1 to Form 8-K dated September 28, 2005.

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


Date:  November 14, 2005

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


Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 14, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 14, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.