Form 10KSB
period 2005-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2006-04-13
CIK 715578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-13112

REAL ESTATE ASSOCIATES LIMITED VI

(Name of small business issuer in its charter)

California	95-3778627
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $40,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks; including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant’s financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The general partners of REAL VI are National Partnership Investments Corp. ("NAPICO" or the “Corporate General Partner”), a California Corporation, and National Partnership Investments Associates (“NAPIA” or the “Non-corporate General Partner”), a limited partnership.  The Corporate General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.  The business of REAL VI is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with AIMCO, a publicly traded real estate investment trust and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO.  Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

REAL VI holds limited partnership interests in 15 local limited partnerships (the “Local Limited Partnerships”). In addition the Partnership holds a general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 18 Local Limited Partnerships. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government. The Partnership sold its interests in 10 Local Limited Partnerships in December 1998. In 2003, the Partnership sold its interest in one Local Limited Partnership and the interest in another Local Limited Partnership was foreclosed on by a noteholder. In 2005, two of the Local Limited Partnerships sold their investment properties and the Partnership assigned its interest in another Local Limited Partnership.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Laws benefiting disabled persons may result in the Local Limited Partnerships' incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or restrict renovations of the properties.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnerships’ properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During the year ended December 31, 2005, all of the projects in which REAL VI had invested were substantially rented.  The following is a schedule of the status as of December 31, 2005, of the projects owned by Local Limited Partnerships in which REAL VI, either directly or indirectly through REA III, is a limited partner.

		SCHEDULE OF PROJECTS OWNED BY
		LOCAL LIMITED PARTNERSHIPS
		IN WHICH REAL VI HAS AN INVESTMENT
		December 31, 2005

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2005	2004

Cady Brook Apts
Charlton, MA	40	(D)	--	98%	97%

Cassady Village
Columbus, OH	98	(A)	50	93%	95%

Crockett Manor
Trenton, TN	38	(C)	38	95%	97%

Eastridge Apts
Bristol, VA	96	(C)	65	64%	82%

Grant-Ko Enterprises
Platteville, WI	40	(D)	16	82%	87%

Hummelstown Manor
Hummelstown, PA	51	(D)	50	97%	98%

Kentucky Manor
Oak Grove, KY	48	--	--	93%	93%

Marshall Plaza I
Lorain, OH	40	(B)	39	94%	98%

		SCHEDULE OF PROJECTS OWNED BY
		LOCAL LIMITED PARTNERSHIPS
	IN WHICH REAL VI HAS AN INVESTMENT (continued)
		December 31, 2005

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2005	2004

Marshall Plaza II
Lorain, OH	50	(B)	48	95%	98%

New Bel-Mo (F)
New Glarus, Belleville
Monticello, WI	16	(D)	16	90%	94%

Oakridge Park II
Biloxi, MS	48	(D)	--	91%	94%

Oakwood Manor
Milan, TN	34	--	34	100%	83%

Park Place
Ewing, NJ	126	--	125	98%	98%

Parksedge Elderly Apts.
Parkesedge, PA	45	(D)	45	100%	100%

Sauk-Ko Enterprises
Baraboo, WI	30	(D)	20	74%	83%

Sol 413
Old San Juan, PR	12	(B)	12	100%	100%

Valley Oaks Senior
Gault, CA	50	State Program	43	99%	96%

Villas de Orocovix
Orocovix, PR	41	(D)	41	100%	95%

Totals	903		642

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

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2005.

	REAL VI	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	And
Partnership	Interest	Interest	Notes	Accrued Interest
		(in thousands)	(in thousands)	(in thousands)

Cady Brook Apts	95.00%	$ 200	$ 841	$ 94
Charlton, MA

Cassady Village	98.99%	54	674	--
Columbus, OH

Crockett Manor	99.00%	215	978	--
Trenton, TN

Eastridge Apts	99.00%	220	271	--
Bristol, VA

Grant-Ko Enterprises	95.00%	213	1,199	--
Platteville, WI

Hummelstown Manor	95.00%	330	1,702	--
Hummelstown, PA

Kentucky Manor	95.00%	250	1,356	--
Oak Grove, KY

	REAL VI	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	And
Partnership	Interest	Interest	Notes	Accrued Interest
		(in thousands)	(in thousands)	(in thousands)

Marshall Plaza I	98.99%	$ 140	$ 85	$ --
Lorain, OH

Marshall Plaza II	98.99%	180	128	--
Lorain, OH

New-Bel-Mo	95.00%	167	375	--
New Glarus, Belleville
Monticello, WI

Oakridge Park II	95.00%	221	1,167	--
Biloxi, MS

Oakwood Manor	99.00%	148	473	--
Milan, TN

Park Place	90.00%	1,182	4,040	--
Ewing, NJ

Parksedge Elderly	95.00%	280	1,376	69
Apartments
Parkesedge, PA

Sauk-Ko Enterprises	95.00%	182	655	--
Baraboo, WI

Sol 413	98.90%	100	331	90
Old San Juan, PR

Valley Oaks Senior	99.00%	315	1,771	--
Gault, CA

Villas de Orocovix	99.00%	270	1,356	--
Orocovix, PR

TOTALS		$ 4,667	$18,778	$ 253

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates.  In general, this insulates the properties from market competition.

ITEM 2.

DESCRIPTION OF PROPERTIES

See “Item 1. Description of Business” for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

ITEM 3.

LEGAL PROCEEDINGS

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matters through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership.  Limited Partnership Interests may be transferred only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2005, there were 2,999 registered holders of units in REAL VI holding 16,740 partnership interests.  The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. No distributions were made during the years ended December 31, 2005 and 2004.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

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

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. The Partnership received distributions from the Local Limited Partnerships of approximately $4,404,000 and $62,000 during the years ended December 31, 2005 and 2004, respectively.

During 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $378,000 to fund payment of New Jersey tax obligations. Interest was charged at the prime rate plus 2% and amounted to approximately $7,000 for the year ended December 31, 2005. There were no such advances during the year ended December 31, 2004. During the year ended December 31, 2005, the Partnership repaid approximately $385,000 in advances and accrued interest.

As of December 31, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $1,830,000 and $186,000, respectively. Substantially all of this cash is on deposit with a financial institution earning interest at market rates. This resulted in the Partnership earning approximately $40,000 and $5,000 in interest income for the years ended December 31, 2005 and 2004, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2005, the Partnership had investments in 15 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in three additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

The investments in all but two of the Local Limited Partnerships have been reduced to zero as of December 31, 2005. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

The Partnership recognized equity in loss and amortization of acquisition costs of Local Limited Partnerships of approximately $27,000 and $33,000 for the years ended December 31, 2005 and 2004, respectively.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2005 and 2004, approximately $83,000 and $200,000, respectively, was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statements of operations included in “Item 7. Financial Statements”.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing Associates was sold to a third party.  The Partnership received proceeds from the sale of approximately $2,400,000.  In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note (see “Note 3” – included in “Item 7. Financial Statements”).  The Partnership recognized income from distributions of approximately $4,392,000 during the year ended December 31, 2005 in connection with this sale because the investment balance in the Local Limited Partnership had been reduced to zero.

On September 27, 2005 a Local Limited Partnership, Fillmore Investors, Ltd., sold its investment property, consisting of 32 units, for a sales price of approximately $150,000. The proceeds from the sale were used to pay the outstanding liabilities of Fillmore and there was no distribution to the partners of the Local Limited Partnership. The Partnership has no remaining investment balance in Fillmore.

On June 2, 2005, the Partnership entered into an agreement (the “Assignment Agreement”) pursuant to which the Partnership and Boyton’s general partners agreed to assign their interest in the Boynton Associates, Ltd. (“Boynton”) a Local Limited Partnership to two third-party purchasers.  On September 28, 2005, pursuant to the terms of the Assignment Agreement, the Partnership withdrew as the limited partner in Boynton and acknowledged that it has no further interest in Boynton.

One of the Local Limited Partnerships, New-Bel-Mo, owned two properties.  During 2003, the loan encumbering one of the properties, Monticello, was declared in technical default by USDA for property tax defaults, underfunded reserves and deferred maintenance issues. At December 31, 2003, USDA had not accelerated the loan or commenced foreclosure. During April 2004, Monticello was sold to a third party for approximately $280,000. Proceeds from the sale were used to pay liabilities of the Local Limited Partnership. The Partnership did not receive a distribution from the sale of this property. The Partnership’s investment in this Local Limited Partnership was zero at December 31, 2005.

Distributions from the Local Limited Partnerships in which the Partnership did not have an investment balance remaining were approximately $4,404,000 and $22,000 for the years ended December 31, 2005 and 2004, respectively.  These amounts were recognized as income on the accompanying consolidated statements of operations, in accordance with the equity method of accounting.

Total revenues for the Local Limited Partnerships were approximately $6,194,000 and $6,082,000 for the years ended December 31, 2005 and 2004, respectively.

Total expenses for the Local Limited Partnerships were approximately $6,342,000 and $6,327,000 for the years ended December 31, 2005 and 2004, respectively.

Total net loss for the Local Limited Partnerships was approximately $148,000 for the year ended December 31, 2005 and total net loss was approximately $245,000 for the year ended December 31, 2004. The loss allocated to the Partnership was approximately $153,000 and $245,000 for 2005 and 2004, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $159,000 and $175,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in the annual management fee is the result of a reduction in investment assets on which such fees are based.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $85,000 and $120,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in legal and accounting fees is due to a decrease in legal costs associated with consent solicitations in 2004 and a decrease in the cost of the annual audit.

General and administrative expenses were approximately $43,000 and $58,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in general and administrative expenses is attributable to lower costs associated with investor communications. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $23,000 for each of the years ended December 31, 2005 and 2004.

The Partnership incurs expense for a New Jersey partner tax.  For the year ended December 31, 2005, the expense was approximately $61,000.  The tax amount for 2004 was approximately $84,000 and was recorded during the fourth quarter of 2004. The decrease in the New Jersey tax expense is due to an adjustment to prior year accruals as a result of settlement of tax obligations in 2005.

During the year ended December 31, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. Interest on advances was charged at the prime rate plus 2% and amounted to approximately $7,000 for the year ended December 31, 2005.  During the year ended December 31, 2005, the Partnership repaid approximately $385,000 in advances and accrued interest.

The current policy of the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. During the year ended December 31, 2005, the Partnership repaid the principal and accrued interest of approximately $1,992,000 related to one Local Limited Partnership from proceeds received from the sale of property. Interest expense was approximately $96,000 and $137,000 for the years ended December 31, 2005 and 2004, respectively. One note payable and related accrued interest aggregating approximately $1,587,000 became payable prior to December 31, 2005 and is currently in default. Management is in the process of attempting to negotiate an extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure.  The Partnership’s investment balance in the Local Limited Partnership at December 31, 2005 was approximately $71,000.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primarily beneficiary.  During the year ended December 31, 2005 the number of VIEs was reduced by two due to the assignment of the interest in Boynton Associates, Ltd. and the sale of the property held by Fillmore Investors, Ltd. The remaining 18 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 18 apartment properties with a total of 903 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $355,000 at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note 1 – Organization and Summary of Significant Accounting Policies” which is included in the consolidated financial statements in “Item 7. Financial Statements”.  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentages between 90% and 99%. The Partnership is also entitled to 99.9% of the profits and losses of REA III. REA III is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

ITEM 7.

FINANCIAL STATEMENTS

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 31, 2005

Consolidated Statements of Operations – Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows – Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VI

We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VI as of December 31, 2005, and the related consolidated statements of operations, change in partners' deficiency (capital), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VI at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 5, 2006

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEET

December 31, 2005

(in thousands)

Assets

Investments in and advances to local limited partnerships (Note 2)		$ 355
Cash and cash equivalents		1,830
Other receivables		155

Total assets		$ 2,340

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses		$ 56
Taxes payable		136
Notes payable and amounts due for partnership interests,
including $520 in default (Note 3)		820
Accrued interest payable, including $1,067 in default (Note 3)		1,431
Due to affiliates		12

Partners’ (Deficiency) Capital
General partners	$ (353)
Limited partners	238	(115)

Total liabilities and partners’ (deficiency) capital		$ 2,340

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2005	2004
Revenues:
Interest and other income	$ 40	$ 5

Operating Expenses:
Management fees - partners (Note 4)	159	175
General and administrative (Note 4)	43	58
Legal and accounting	85	120
Tax expense	61	84
Interest (Note 3)	103	137
Total operating expenses	451	574

Loss from partnership operations	(411)	(569)
Distributions from local limited partnerships recognized
as income (Note 2)	4,404	22
Advances to local limited partnerships recognized as
Expense (Note 2)	(83)	(200)
Equity in loss of local limited partnerships and
amortization of acquisition costs (Note 2)	(27)	(33)

Net income (loss) (Note 5)	$ 3,883	$ (780)

Net income (loss) allocated to general partners (1%)	$ 39	$ (8)
Net income (loss) allocated to limited partners (99%)	3,844	(772)

	$ 3,883	$ (780)

Net income (loss) per limited partnership interest (Note 1)	$229.63	$(46.08)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Number of limited partnership
Interests (A)		16,740

Partners' deficit at
December 31, 2003	$ (384)	$(2,834)	$(3,218)

Net loss for the year ended
December 31, 2004	(8)	(772)	(780)

Partners’ deficit at
December 31, 2004	(392)	(3,606)	(3,998)

Net income for the year ended
December 31, 2005	39	3,844	3,883

Partners’ (deficiency) capital
at December 31, 2005	$ (353)	$ 238	$ (115)

(A)

Consists of 16,740 partnership interests at December 31, 2005 and 2004, respectively. During the year ended December 31, 2004, 12 interests were abandoned (Note 7).

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 3,883	$ (780)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Distributions from local limited partnerships
recognized as income	(4,404)	(22)
Equity in loss of local limited partnerships and
amortization of acquisition costs	27	33
Advances to local limited partnerships recognized
as expense	83	200
Change in accounts:
Other receivables	(156)	--
Due to affiliates	12	--
Accounts payable and accrued expenses	16	40
Accrued interest payable	95	137
Taxes payable	(242)	84
Net cash used in operating activities	(686)	(308)

Cash flows from investing activities:
Distributions from local limited partnerships	2,412	22
Distributions from local limited partnerships recognized
as a reduction of the investment balance	--	40
Advances to local limited partnerships	(82)	(200)
Net cash provided by (used in) investing
activities	2,330	(138)
Cash flow from financing activities:
Advances from affiliates	378	--
Repayment of advances from affiliates	(378)	--
Net cash used in financing activities	--	--
Net increase (decrease) in cash and cash equivalents	1,644	(446)

Cash and cash equivalents, beginning of year	186	632

Cash and cash equivalents, end of year	$ 1,830	$ 186
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 7	$ --

Supplemental disclosure of non-cash activity:

Distribution of proceeds from a local limited partnership of approximately $1,992,000 were sent directly to a  trustee which, in turn, paid the proceeds directly to the noteholders in satisfaction of the principal and accrued interest on the notes.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Real Estate Associates Limited VI ("REAL VI" or the "Partnership"), formed under the California Limited Partnership Act, was organized on October 12, 1982. The Partnership was formed to invest primarily in other local limited partnerships (the "Local Limited Partnerships") which own and operate primarily federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates ("NAPIA"), a limited partnership.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.  The business of REAL VI is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with AIMCO and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO.  Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. The Partnership did not accrue a liquidation fee related to the dispositions of Lonsdale and Fillmore during the year ended December 31, 2005 as it is not expected that the limited partners will receive distributions equal to their capital contributions.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Certain 2004 balances have been reclassified to conform with the 2005 presentation.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partner interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,740 and 16,752 as of January 1, 2005 and 2004, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances of approximately $1,830,000 at December 31, 2005 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2005 and 2004.

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  It also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” as amended by SFAS No. 119, “Discussions About Derivative Financial Instruments and Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value.  The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investments in Local Limited Partnerships and are payable only out of cash distributions from Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable.  The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primarily beneficiary.  During the year ended December 31, 2005 the number of VIEs was reduced by two due to the assignment of the interest in Boynton Associates, Ltd. and the sale of the property held by Fillmore Investors, Ltd. The remaining 18 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 18 apartment properties with a total of 903 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $355,000 at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2005, the Partnership holds limited partnership interests in 15 local limited partnerships (the “Local Limited Partnerships”). In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”), which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 18 Local Limited Partnerships, which owned, as of December 31, 2005, residential low-income rental projects consisting of 903 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentages between 90% and 99%. The Partnership is also entitled to 99.9% of the profits and losses of REA III. REA III is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of December 31, 2005, the investment balance in 16 of the 18 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2005 and 2004, approximately $83,000 and $200,000, respectively, was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statements of operations.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing Associates was sold to a third party.  The Partnership received proceeds from the sale of approximately $2,400,000.  In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note (see Note 3).  The Partnership recognized income from distributions of approximately $4,392,000 during the year ended December 31, 2005 in connection with this sale because the investment balance in the Local Limited Partnership had been reduced to zero.

On September 27, 2005 a Local Limited Partnership, Fillmore Investors, Ltd., sold its investment property, consisting of 32 units, for a sales price of approximately $150,000. The proceeds from the sale were used to pay the outstanding liabilities of Fillmore and there was no distribution to the partners of the Local Limited Partnership. The Partnership has no remaining investment balance in Fillmore.

On June 2, 2005, the Partnership entered into an agreement (the “Assignment Agreement”) pursuant to which the Partnership and Boyton’s general partners agreed to assign their interest in the Boynton Associates, Ltd. (“Boynton”) a Local Limited Partnership to two third-party purchasers.  On September 28, 2005, pursuant to the terms of the Assignment Agreement, the Partnership withdrew as the limited partner in Boynton and acknowledged that it has no further interest in Boynton.

One of the Local Limited Partnerships, New-Bel-Mo, owned two properties.  During 2003, the loan encumbering one of the properties, Monticello, was declared in technical default by USDA for property tax defaults, underfunded reserves and deferred maintenance issues. At December 31, 2003, USDA had not accelerated the loan or commenced foreclosure. During April 2004, Monticello was sold to a third party for approximately $280,000. Proceeds from the sale were used to pay liabilities of the Local Limited Partnership. The Partnership did not receive a distribution from the sale of this property. The Partnership’s investment balance in this Local Limited Partnership was zero at December 31, 2005.

The following is a summary of the investments in Local Limited Partnerships for the year ended December 31, 2005 (in thousands):

Balance, beginning of year	$ 382
Amortization of acquisition costs	(13)
Equity in loss of Local Limited Partnerships	(14)
Balance, end of year	$ 355

The difference between the investment in the accompanying consolidated balance sheet at December 31, 2005, and the deficiency per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually not material to the overall financial position of the Partnership.  The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2005 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investments in Cassady Village Apartments, Ltd. and Park Place Associates (collectively the “Material Investees”) are material to the Partnership’s consolidated financial position and amounts included below for the Material Investees are included on an audited basis.

Condensed Combined Balance Sheet of the Local Limited Partnerships
(in thousands)
	December 31, 2005
Assets	Audited	Unaudited	Total
Land	$ 493	$ 1,323	$ 1,816
Building and improvements, net of
accumulated depreciation of $5,831
and $16,304	4,024	5,980	10,004
Other assets	2,276	2,761	5,037

Total assets	$ 6,793	$ 10,064	$ 16,857

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 4,714	$ 14,064	$ 18,778
Other liabilities	194	1,782	1,976
Partners’ capital (deficit)	1,885	(5,782)	(3,897)

Total liabilities and partners' deficit	$ 6,793	$ 10,064	$ 16,857

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
	Years Ended December 31,
	2005	2005	2005	2004	2004	2004
Revenues:	Audited	Unaudited	Total	Audited	Unaudited	Total
					(Restated)	(Restated)
Rental income	$ 2,000	$ 3,849	$ 5,849	$ 1,963	$ 3,835	$ 5,798
Other income	88	257	345	55	229	284
Total revenues	2,088	4,106	6,194	2,018	4,064	6,082

Expenses:
Operating expenses	1,219	2,744	3,963	1,172	2,721	3,893
Financial expenses	429	950	1,379	460	965	1,425
Depreciation and
amortization	301	699	1,000	300	709	1,009
Total expenses	1,949	4,393	6,342	1,932	4,395	6,327

Income (loss) from
continuing operations	$ 139	$ (287)	$ (148)	$ 86	$ (331)	$ (245)

The combined results of operations for the year ended December 31, 2004 have been restated to exclude the operations of Lonsdale Apartments as this property was sold in May 2005, Fillmore which was sold on September 27, 2005 and Boynton Terrace due to the assignment of the Partnership’s interest in this Local Limited Partnership effective September 28, 2005.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, was the general partner and property management agent for three of the Local Limited Partnerships for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, one of the Local Limited Partnerships for which NAPICO or one of its affiliates was the general partner and property management agent sold its investment property. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $42,000 and $40,000 for the years ended December 31, 2005 and 2004 respectively.

The current policy of the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. One note payable and related accrued interest aggregating approximately $1,587,000 became payable prior to December 31, 2005 and is currently in default. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership’s investment balance in the Local Limited Partnership at December 31, 2005 was approximately $71,000.

During the year ended December 31, 2005, Lonsdale Housing Associates sold its property to a third party.  The distribution from Lonsdale relating to the sale of approximately $4,392,000 was recognized as income in the accompanying consolidated statements of operations because the Partnership’s investment balance had been reduced to zero.  Approximately $1,992,000 of the proceeds was used to satisfy the principal of approximately $750,000 and accrued interest of approximately $1,242,000.  These funds were sent directly to the note holder.

During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village Apartments to permit them to purchase a series of projects including the properties owned by the Local Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at December 31, 2005 was approximately $71,000.  The Partnership’s investment balance in Marshall Plaza I & II at December 31, 2005 was zero.

Payment of the notes payable and related accrued interest are due as follows:

Years Ended December 31,
	Notes	Interest
(in thousands)
2006	$ 520	$ 1,067
2007	--	--
2008	--	--
2009	--	--
2010	--	--
Thereafter	170	364
Total	$ 690	$ 1,431

Two of the Partnership’s investments involved purchases of partnership interests from partners who subsequently withdrew from the partnership. The purchase of these interests provides for additional cash payments of approximately $130,000 based upon specific events as outlined in the purchase agreements. Such amounts have been recorded as liabilities and included in notes payable.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $159,000 and $175,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $23,000 for each of the years ended December 31, 2005 and 2004 and is included in general and administrative expenses.

In addition to being the Corporate General Partner of the Partnership, NAPICO or one of its affiliates, was the general partner and property management agent for three of the Local Limited Partnerships for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, one of the Local Limited Partnerships for which NAPICO or one of its affiliates was the General Partner and property management agent sold its investment property. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $42,000 and $40,000 for the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. Interest on advances was charged at the prime rate plus 2% and amounted to approximately $7,000 for the year ended December 31, 2005.  During the year ended December 31, 2005, the Partnership repaid approximately $385,000 in principal and accrued interest from proceeds received from the sale of the property held by Lonsdale Housing Associates.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2005	2004
	(in thousands)

Net income (loss) per financial statements	$ 3,883	$ (780)
Accrued interest	(758)	--
Other	(291)	(64)
Partnership's share of Local Limited
Partnership	357	1,108
Income per tax return	$ 3,191	$ 264

Per limited partnership interest	$343.43	$ 29.32

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31, 2005
(in thousands)

Net liabilities as reported	$ (115)
Add (deduct):
Deferred offering costs	4,976
Investment in Local Limited Partnerships	(18,008)
Other	4,949
Net deficit – federal tax basis	$ (8,198)

NOTE 6 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL VI HAS INVESTED

(1)

Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts related to the Material Investees – see Note 2):

	Gross Amount at Which Carried
	At December 31, 2005
	(in thousands)
			Buildings
			and Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Cady Brook Apts	$ 841	$ 89	$2,000	$2,089	$1,004	(A)
Cassady Village	674	157	2,057	2,214	1,474	(A)
Crockett Manor	978	71	1,319	1,390	1,005	(A)
Eastridge Apts	271	102	1,701	1,803	1,589	(A)
Grant-Ko Enterprises	1,199	100	1,489	1,589	1,071	(A)
Hummelstown Manor	1,702	97	1,854	1,951	1,106	1983
Kentucky Manor	1,356	101	1,521	1,622	1,380	(A)
Marshall Plaza I	85	68	709	777	506	(A)
Marshall Plaza II	128	79	922	1,001	659	(A)
New-Bel-Mo	375	40	547	587	401	(A)
Oakridge Park II	1,167	55	1,627	1,682	1,490	(A)
Oakwood Manor	473	69	900	969	484	(A)
Park Place	4,040	337	7,798	8,135	4,357	1983-1984
Parksedge Elderly Apts	1,376	160	2,137	2,297	1,295	(A)
Sauk-Ko Enterprises	655	60	1,217	1,277	880	(A)
Sol 413	331	50	431	481	302	(A)
Valley Oaks Senior	1,771	121	1,968	2,089	1,645	(A)
Villas de Orocovix	1,356	60	1,942	2,002	1,487
Totals	$18,778	$1,816	$32,139	$33,955	$22,135

(A)

This project was completed when REAL VI entered the Partnership.

(2) Reconciliation of real estate (all amounts unaudited except for those amounts related to the Material Investees – see Note 2) (in thousands):

	Years Ended December 31,
	2005			2004
	Material	2005	2005	Material	2004	2004
	Investees	Unaudited	Total	Investees	Unaudited	Total
Real estate:
Balance at beginning of year	$10,306	$36,126	$46,432	$10,157	$36,302	$46,459
Improvements during the year	42	156	198	149	182	331
Assignment of interest	--	(4,349)	(4,349)	--	--	--
Sale of property	--	(8,326)	(8,326)	--	(358)	(358)
Balance at end of year	$10,348	$23,607	$33,955	$10,306	$36,126	$46,432

	Years Ended December 31,
	2005			2004
	Material	2005	2005	Material	2004	2004
	Investees	Unaudited	Total	Investees	Unaudited	Total
Accumulated depreciation:
Balance at beginning
of year	$ 5,545	$25,343	$30,888	$ 5,259	$24,450	$29,709
Depreciation expense for
the year	286	693	979	300	1,069	1,369
Assignment of interest	--	(2,796)	(2,796)	--	--	--
Sale of property	--	(6,936)	(6,936)	(14)	(176)	(190)
Balance at end of year	$ 5,831	$16,304	$22,135	$ 5,545	$25,343	$30,888

NOTE 7 - ABANDONMENT OF UNITS

During the year ended December 31, 2004, the number of Limited Partnership Interests decreased by 12 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying consolidated statements of operations is calculated based on the number of interests outstanding at the beginning of the year. There were no such abandonments in 2005.

NOTE 8 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8a.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On March 6, 2006, Brian H. Shuman, 43, elected to step down as Chief Financial Officer of the Partnership’s Corporate General Partner, effective immediately.  On March 6, 2006, Kathleen Danilchick assumed the role of Chief Financial Officer of the Partnership’s Corporate General Partner.   Ms. Danilchick has previously served as Vice President, Capital Markets of an affiliate of the Partnership’s Corporate General Partner since December 2005.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Real Estate Associates Limited VI (the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation (“NAPICO” or the “Corporate General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below:  The Corporate General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any directors or officers.

Name	Age	Position
David R. Robertson	40	President, Chief Executive Officer
		and Director
Harry G. Alcock	43	Director and Executive Vice President
Jeffrey H. Sussman	40	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	36	Senior Vice President and Chief
		Financial Officer

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Kathleen Danilchick has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since March 2006 and joined AIMCO in December 2005 as a Vice President in Capital Markets.  Ms. Danilchick is responsible for the financial affairs of NAPICO as well as the limited partnerships sponsored by it.  From January 2003 through October 2005 Ms. Danilchick was a Vice President at The Lionstone Group, a real estate investment firm, where she was responsible for the supervision and management of all aspects of the national office investment program.   Prior to joining The Lionstone Group, Ms. Danilchick was a Vice President for the Morgan Stanley Real Estate Funds in London, England.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Kathleen Danilchick meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

The General Partners own all of the outstanding general partnership interests of REAL VI.  Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Interests of the Partnership as of December 31, 2005.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2005.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,757	10.50%
(affiliate of the Corporate General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VI.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $159,000 and $175,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $23,000 for each of the years ended December 31, 2005 and 2004 and is included in general and administrative expenses.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, was the general partner and property management agent for three of the Local Limited Partnerships for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, one of the Local Limited Partnerships for which NAPICO or one of its affiliates was the general partner and property management agent sold its investment property. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $42,000 and $40,000 for the years ended December 31, 2005 and 2004 respectively.

During the year ended December 31, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. Interest on advances is charged at the prime rate plus 2% and amounted to approximately $7,000 for the year ended December 31, 2005.  During the year ended December 31, 2005, the Partnership repaid approximately $385,000 in principal and accrued interest from proceeds received from the sale of the property held by Lonsdale Housing Associates.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 13.

EXHIBITS

See exhibit index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $49,000 for both of the years ended December 31, 2005 and 2004.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $20,000 and $24,000 for the years ended December 31, 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and Chief
Financial Officer

Date: April 13, 2006

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: April 13, 2006
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 13, 2006
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 13, 2006
Kathleen Danilchick	Chief Financial Officer

REAL ESTATE ASSOCIATES LIMITED VI

EXHIBIT INDEX

Exhibit

Description of Exhibit

 3

Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-82090 which is hereby incorporated by reference.

10.1

Assignment and Assumption Agreement between the Partnership, Inc., a Florida nonprofit corporation, Rosewood Apartments Corporation, a California corporation and Real Estate Associates Limited VI, a California limited partnership incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 28, 2005.

3.1

Amendment to the Restated Certificate and Agreement of Limited Partnership of Real Estate Associates Limited VI, filed with Current Report on Form 8-K dated December 29, 2004, which is hereby incorporated by reference.

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

Date:  April 13, 2006

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Kathleen Danilchick, certify that:

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

Date:  April 13, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited VI (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Kathleen Danilchick, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 13, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.