Form 10QSB
period 2006-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2006-05-05
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of Exchange Act).  Yes ___ No _X__

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006
(in thousands)
(Unaudited)

Assets

Investments in and advances to local limited
partnerships (Note 2)		$ 348
Cash and cash equivalents		1,790
Other receivables		155
Total assets		$ 2,293

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses		$ 22
Taxes payable		157
Notes payable and amounts due for partnership
interests, including $520 in default (Note 3)		820
Accrued interest payable, including $1,080 in
default (Note 3)		1,447
Due to affiliates		41

Partners' (Deficiency) Capital
General partners	$ (354)
Limited partners	160	(194)

Total liabilities and partners' (deficiency) capital		$ 2,293

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per interest data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Interest income	$ 19	$ 1

Operating expenses:
Management fee - partners (Note 4)	29	40
Legal and accounting	17	22
Tax expense	22	21
General and administrative (Note 4)	9	13
Interest (Note 3)	16	33
Total operating expenses	93	129

Loss from partnership operations	(74)	(128)
Advances to local limited partnerships recognized
as expense (Note 2)	--	(29)
Equity in loss of local limited partnerships and
amortization of acquisition costs (Note 2)	(5)	(8)

Net loss	$ (79)	$ (165)

Net loss allocated to general partners (1%)	$ (1)	$ (2)
Net loss allocated to limited partners (99%)	(78)	(163)

	$ (79)	$ (165)

Net loss per limited partnership interest (Note 1)	$ (4.66)	$ (9.74)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
(in thousands, except interest data)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Number of limited partnership
Interests (A)		16,740

Partners' deficiency (capital),
December 31, 2005	$ (353)	$ 238	$ (115)

Net loss for the three months
ended March 31, 2006	(1)	(78)	(79)

Partners' deficiency (capital),
March 31, 2006	$ (354)	$ 160	$ (194)

Percentage interest at
March 31, 2006	1%	99%	100%

(A)  Consists of 16,740 partnership interests at March 31, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (79)	$ (165)
Adjustments to reconcile net loss to net cash used in
operating activities:
Equity in loss of local limited partnerships and
amortization of acquisition costs	5	8
Advances to local limited partnerships recognized
as expense	--	29
Change in accounts:
Due to affiliates	29	--
Accrued taxes	21	21
Accounts payable and accrued expenses	(34)	(17)
Accrued interest payable	16	34
Net cash used in operating activities	(42)	(90)

Cash flows from investing activities:
Distributions from local limited partnerships recognized
as a reduction of the investment balance	2	--
Advances to local limited partnerships	--	(29)
Net cash provided by (used in) investing activities	2	(29)

Net decrease in cash and cash equivalents	(40)	(119)
Cash and cash equivalents, beginning of period	1,830	186

Cash and cash equivalents, end of period	$ 1,790	$ 67

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the audited annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the annual report for the year ended December 31, 2005 prepared by Real Estate Associates Limited VI (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2006 and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,740 as of January 1, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primarily beneficiary.  During the year ended December 31, 2005 the number of VIEs was reduced by two due to the assignment of the interest in Boynton Associates, Ltd. and the sale of the property held by Fillmore Investors, Ltd. The remaining 18 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 18 apartment properties with a total of 903 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $348,000 at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2006, the Partnership holds limited partnership interests in 15 local limited partnerships (the “Local Limited Partnerships”).  In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 18 Local Limited Partnerships which owned, as of March 31, 2006, residential low income rental projects consisting of 903 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

As of March 31, 2006, the investment balance in 16 of the 18 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2005, approximately $29,000 were advanced to the Local Limited Partnerships and were recognized as expense in the accompanying consolidated statements of operations.  No such advances were made during the three months ended March 31, 2006.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing Associates was sold to a third party.  The Partnership received proceeds from the sale of approximately $2,400,000.  In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note.  The Partnership’s investment balance in the Local Limited Partnership has been reduced to zero.

On September 27, 2005 a Local Limited Partnership, Fillmore Investors, Ltd., sold its investment property, consisting of 32 units, for a sales price of approximately $150,000 in excess of the secured debt. The proceeds from the sale were used to pay the outstanding liabilities of Fillmore and there was no distribution to the partners of the Local Limited Partnership. The Partnership has no remaining investment balance in Fillmore.

On June 2, 2005, the Partnership entered into an agreement (the “Assignment Agreement”) pursuant to which the Partnership and Boyton’s general partners agreed to assign their interest in Boynton Associates, Ltd. (“Boynton”) a Local Limited Partnership to two third-party purchasers.  On September 28, 2005, pursuant to the terms of the Assignment Agreement, the Partnership withdrew as the limited partner in Boynton and acknowledged that it has no further interest in Boynton.

The following is a summary of the investments in Local Limited Partnerships for the three months ended March 31, 2006 (in thousands):

Balance, beginning of period	$ 355
Equity in loss of Local Limited Partnership	(2)
Distributions	(2)
Amortization of acquisition costs	(3)

Balance, end of period	$ 348

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2006 and 2005 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues
Rental and other	$ 1,548	$ 1,520

Expenses
Operating expenses	991	973
Financial expenses	344	356
Depreciation	250	252
	1,585	1,581

Loss from continuing operations	$ (37)	$ (61)

The combined results of operations for the three months ended March 31, 2005 have been restated to exclude the operations of Lonsdale Apartments as this property was sold in May 2005, Fillmore which was sold on September 27, 2005 and Boynton Terrace due to the assignment of the Partnership’s interest in this Local Limited Partnership effective September 28, 2005.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for two and three of the Local Limited Partnerships for the three months ended March 31, 2006 and 2005, respectively. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 and $14,000 for the three months ended March 31, 2006 and 2005, respectively.

The current policy of the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. One note payable and related accrued interest aggregating approximately $1,600,000 became payable prior to March 31, 2006 and is currently in default. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership’s investment balance in the Local Limited Partnership at March 31, 2006 was approximately $64,000.

During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village Apartments to permit them to purchase a series of projects including the properties owned by the Local Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at March 31, 2006 was approximately $64,000.  The Partnership’s investment balance in Marshall Plaza I & II at March 31, 2006 was zero.

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

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $29,000 and $40,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, approximately $28,000 of accrued fees were included in due to affiliates and this amount was paid subsequent to March 31, 2006.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $6,000 for the three months ended March 31, 2005 and is included in general and administrative expenses. No such reimbursements were charged for the three months ended March 31, 2006. At March 31, 2006, approximately $13,000 of accrued reimbursements were included in due to affiliates and this amount was paid subsequent to March 31, 2006.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for two and three of the Local Limited Partnerships for the three months ended March 31, 2006 and 2005, respectively. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 and $14,000 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 5 - CONTINGENCIES

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. No distributions to partners were made during the three months ended March 31, 2006 and 2005.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  The Partnership received approximately $2,000 in distributions from a Local Limited Partnership during the three months ended March 31, 2006.  No distributions were received during the three months ended March 31, 2005.

As of March 31, 2006 and 2005, the Partnership had cash and cash equivalents of approximately $1,790,000 and $67,000, respectively. Substantially all of this cash is on deposit primarily with a financial institution, earning interest at market rates. This resulted in the Partnership earning approximately $19,000 and $1,000 in interest income for the three months ended March 31, 2006 and 2005, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. One note payable and related accrued interest aggregating approximately $1,600,000 became payable prior to March 31, 2006 and is currently in default. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership’s investment balance in the Local Limited Partnership at March 31, 2006 was approximately $64,000.

During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village Apartments to permit them to purchase a series of projects including the properties owned by the Local Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at March 31, 2006 was approximately $64,000.  The Partnership’s investment balance in Marshall Plaza I & II at March 31, 2006 was zero.

Results of Operations

At March 31, 2006, the Partnership had investments in 15 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in three additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

The investments in all but two of the Local Limited Partnerships have been reduced to zero as of March 31, 2006. The Partnership still has an investment balance in Cassidy Village and Park Place Limited Partnerships.

The Partnership recognized equity in loss and amortization of acquisition costs of Local Limited Partnerships of approximately $5,000 and $8,000 for the three months ended March 31, 2006 and 2005, respectively.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $29,000 and $40,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in management fees is due to the loss of investment in three Local Limited Partnerships during 2005.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $17,000 and $22,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in legal and accounting fees is due to a decrease in legal costs.

General and administrative expenses were approximately $9,000 and $13,000 for the three months ended March 31, 2006 and 2005, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $6,000 for the three months ended March 31, 2005.  No such reimbursements were charged during the three months ended March 31, 2006.

The Partnership incurs expense for certain New Jersey state tax returns.  For the three months ended March 31, 2006 and 2005, the expense was approximately $22,000 and $21,000, respectively.

Interest expense on non-recourse notes payable was approximately $16,000 and $33,000 for the three months ended March 31, 2006 and 2005. The decrease was due to the payoff of the note payable in May of 2005 related to Lonsdale Housing Associates.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2005, approximately $29,000, were advanced to the Local Limited Partnerships and were recognized as expense in the accompanying consolidated statements of operations.  No such advances were made during the three months ended March 31, 2006.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing Associates was sold to a third party.  The Partnership received proceeds from the sale of approximately $2,400,000.  In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note.  The Partnership’s investment balance in the Local Limited Partnership has been reduced to zero.

On September 27, 2005 a Local Limited Partnership, Fillmore Investors, Ltd., sold its investment property, consisting of 32 units, for a sales price of approximately $150,000 in excess of the secured debt. The proceeds from the sale were used to pay the outstanding liabilities of Fillmore and there was no distribution to the partners of the Local Limited Partnership. The Partnership has no remaining investment balance in Fillmore.

On June 2, 2005, the Partnership entered into an agreement (the “Assignment Agreement”) pursuant to which the Partnership and Boyton’s general partners agreed to assign their interest in Boynton Associates, Ltd. (“Boynton”) a Local Limited Partnership to two third-party purchasers.  On September 28, 2005, pursuant to the terms of the Assignment Agreement, the Partnership withdrew as the limited partner in Boynton and acknowledged that it has no further interest in Boynton.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.50% of the outstanding Units at March 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primarily beneficiary.  During the year ended December 31, 2005 the number of VIEs was reduced by two due to the assignment of the interest in Boynton Associates, Ltd. and the sale of the property held by Fillmore Investors, Ltd. The remaining 18 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 18 apartment properties with a total of 903 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $348,000 at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and Chief
Financial Officer

Date: May 5, 2006

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

Date:  May 5, 2006

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

Date:  May 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 5, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.