Form 10QSB
period 2006-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2006-11-13
CIK 715578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(in thousands)

(Unaudited)

ASSETS

Investments in and advances to local limited
partnerships (Note 2)		$ 284
Cash and cash equivalents		2,034
Other accounts receivables		157

Total assets		$ 2,475

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 37
Notes payable and amounts due for partnership
interests, including $520 in default (Note 3)		698
Accrued interest payable, including $1,104 in
default (Note 3)		1,480
Taxes payable		150

Partners' (deficiency) capital:
General partners	$ (351)
Limited partners	461	110

Total liabilities and partners'
(deficiency) capital		$ 2,475

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Interest income	$ 22	$ 16	$ 63	$ 19

Operating expenses:
Management fee - partners (Note 4)	29	39	86	119
Legal and accounting	15	21	60	67
Tax expense	21	19	64	62
General and administrative (Note 4)	2	14	21	36
Interest (Note 3)	16	26	49	100
Total operating expenses	83	119	280	384

Loss from partnership operations	(61)	(103)	(217)	(365)
Gain on sale of investment in local
Limited partnership (Note 2)	512	--	512	--
Distributions from local limited
partnerships recognized as
income (Note 2)	--	12	12	4,404
Advances to local limited partnerships
recognized as expense (Note 2)	--	(53)	(13)	(82)
Equity in income (loss) of local limited
partnerships and amortization of
acquisition costs (Note 2)	--	2	(69)	(52)

Net income (loss)	$ 451	$ (142)	$ 225	$ 3,905

Net income (loss) allocated to general
partners (1%)	$ 4	$ (1)	$ 2	$ 39
Net income (loss) allocated to limited
partners (99%)	447	(141)	223	3,866

	$ 451	$ (142)	$ 225	$ 3,905
Net income (loss) per limited
partnership interest (Note 1)	$ 26.70	$ (8.42)	$ 13.32	$230.94

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

(Unaudited)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		16,740

Partners' (deficiency) capital,
December 31, 2005	$ (353)	$ 238	$ (115)

Net income for the nine months
ended September 30, 2006	2	223	225

Partners' (deficiency) capital,
September 30, 2006	$ (351)	$ 461	$ 110

(A)

Consists of 16,718 and 16,740 partnership interests at September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, 22 interests were abandoned (Note 5).

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 225	$ 3,905
Adjustments to reconcile net income to net cash used
in operating activities:
Distributions from local limited partnerships
recognized as income	(12)	(4,404)
Equity in loss of local limited partnerships and
amortization of acquisition costs	69	52
Advances to local limited partnerships recognized as
expense	13	82
Gain on sale of investment in local limited partnership	(512)	--
Change in accounts:
Other receivables	(2)	(155)
Due to affiliates	(12)	31
Accrued taxes	14	(241)
Accounts payable and accrued expenses	(19)	8
Accrued interest payable	49	93
Net cash used in operating activities	(187)	(629)
Cash flows from investing activities:
Proceeds from sale of investment	390	--
Distributions from local limited partnerships	12	2,412
Distributions from local limited partnerships recognized
as a reduction of investment balance	2	--
Advances to local limited partnerships	(13)	(82)
Net cash provided by investing activities	391	2,330
Cash flows from financing activities:
Advances from affiliates	--	378
Repayment of advances from affiliates	--	(378)
Net cash used in financing activities	--	--
Net increase in cash and cash equivalents	204	1,701
Cash and cash equivalents, beginning of period	1,830	186
Cash and cash equivalents, end of period	$ 2,034	$ 1,887

Supplemental disclosure of non-cash information:

During the nine months ended September 30, 2006, approximately $122,000 of the $512,000 gain on sale of investment was due to the write off of the capital contribution due to Parkesedge Associates (See Note 2 – Investment In and Advances to Local Limited Partnerships).

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2006 and the results of operations and changes in cash flows for the nine months ended September 30, 2006 and 2005.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,740 as of January 1, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primary beneficiary.  During the year ended December 31, 2005 the number of VIEs was reduced by two due to the assignment of the interest in Boynton Associates, Ltd. and the sale of the property held by Fillmore Investors, Ltd. During the nine months ended September 30, 2006 the number of VIE’s was reduced by one due to the assignment of the interest in Parkesedge Associates. The remaining 17 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 17 apartment properties with a total of 858 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $284,000 at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2006, the Partnership holds limited partnership interests in 14 local limited partnerships (the “Local Limited Partnerships”).  In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 17 Local Limited Partnerships which owned, as of September 30, 2006, residential low income rental projects consisting of 858 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

As of September 30, 2006, the investment balance in 16 of the 17 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2006 and 2005, approximately $13,000 and $82,000, respectively, were advanced to the Local Limited Partnerships and were recognized as expense in the accompanying consolidated statements of operations.

During the three and nine months ended September 31, 2006, the Partnership and two individuals, who are both affiliated with the general partner of Parkesedge Associates, entered into an Assignment and Assumption Agreement to provide for the assignment of the Partnership’s limited partnership interest and extinguishment of the remaining capital contribution due to Parkesedge Associates. During the three and nine months ended September 30, 2006, the Partnership received approximately $390,000 of cash and wrote off the remaining capital contribution payable to Parkesedge Associates of approximately $122,000. The Partnership recognized a gain on the sale of approximately $512,000 as the investment balance in the Local Limited Partnership had been reduced to zero.

On August 30, 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Corporate General Partner currently estimates the sale will result in approximately $185,000 in proceeds to the Partnership.  The Partnership has no remaining investment balance in Cady Brook Apartments at September 30, 2006.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing Associates was sold to a third party.  The Partnership received proceeds from the sale of approximately $2,400,000.  In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note (see Note 3).  The Partnership recognized income from distributions of approximately $4,392,000 during the nine months ended September 30, 2005 as the investment balance in the Local Limited Partnership had been reduced to zero.

On September 27, 2005 a Local Limited Partnership, Fillmore Investors, Ltd., sold its investment property, consisting of 32 units, for a sales price of approximately $150,000 in excess of the secured debt. The proceeds from the sale were used to pay the outstanding liabilities of Fillmore and there was no distribution to the partners of the Local Limited Partnership. The Partnership had no remaining investment balance in Fillmore.

On June 2, 2005, the Partnership entered into an agreement (the “Assignment Agreement”) pursuant to which the Partnership and Boyton’s general partners agreed to assign their interest in Boynton Associates, Ltd. (“Boynton”) a Local Limited Partnership to two third-party purchasers.  On September 28, 2005, pursuant to the terms of the Assignment Agreement, the Partnership withdrew as the limited partner in Boynton and acknowledged that it had no further interest in Boynton.  The Partnership had no remaining investment balance in Boynton.

The following is a summary of the investments in Local Limited Partnerships for the nine months ended September 30, 2006 (in thousands):

Balance, beginning of period	$ 355
Equity in loss of Local Limited Partnership	(60)
Distributions	(2)
Amortization of acquisition costs	(9)

Balance, end of period	$ 284

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2006 and 2005 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues
Rental and other	$ 1,500	$ 1,497	$ 4,443	$ 4,245

Expenses
Operating expenses	902	855	2,736	2,540
Financial expenses	312	324	931	967
Depreciation	231	232	694	698
	1,445	1,411	4,361	4,205

Income from continuing
operations	$ 55	$ 86	$ 82	$ 40

The combined results of operations for the three and nine months ended September 30, 2005 have been restated to exclude the operations of Fillmore Investors, Ltd., which was sold on September 27, 2005, Boynton in which the Partnership withdrew in September 2005, and Parksedge, in which the Partnership sold its interest in the Local Limited Partnership during 2006.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, was the general partner for eight Local Limited Partnerships and served as the property management agent for three of the Local Limited Partnerships for the nine months ended September 30, 2005. At September 30, 2006 NAPICO, or one of its affiliates, remains the general partner in six Local Limited Partnerships, however no affiliate provides property management services for any Local Limited Partnerships. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 and $35,000 for the nine months ended September 30, 2006 and 2005, respectively.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. One note payable and related accrued interest aggregating approximately $1,624,000 matured prior to September 30, 2006 and remains unpaid. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village Apartments to permit them to purchase a series of projects including the properties owned by the Local Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership had no remaining investment balance in Cassady Village and in Marshall Plaza I & II at September 30, 2006.

During the nine months ended September 30, 2005, Lonsdale Housing sold its property to a third party.  The distribution from Lonsdale relating to the sale of approximately $4,392,000 was recognized as income in the accompanying consolidated statement of operations because the Partnership’s investment balance had been reduced to zero.  Approximately $1,992,000 of the proceeds was used to satisfy the principal of approximately $750,000 and accrued interest of approximately $1,242,000.  These funds were sent directly to the note holder.

Two of the Partnership’s investments involved purchases of partnership interests from partners who subsequently withdrew from the partnership. The purchase of these interests provides for additional cash payments of approximately $130,000 based upon specific events as outlined in the purchase agreements. Such amounts were recorded as liabilities and included in notes payable.  On July 25, 2006, the Partnership and two individuals, who are both affiliated with the general partner of Parkesedge Associates, entered into an Assignment and Assumption Agreement to provide for the assignment of the Partnership’s limited partnership interest and extinguishment of the remaining capital contributions due to Parkesedge Associates by the Partnership. During the three and nine months ended September 30, 2006, the Partnership received approximately $390,000 of cash and wrote off the remaining capital contribution payable to Parkesedge of approximately $122,000. The Partnership recognized a gain on the sale of approximately $512,000 as the investment balance in the Local Limited Partnership had been reduced to zero.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $86,000 and $119,000 for the nine months ended September 30, 2006 and 2005.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $17,000 for the nine months ended September 30, 2005 and is included in general and administrative expenses. No such reimbursements were charged for the nine months ended September 30, 2006.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, was the general partner for eight Local Limited Partnerships and served as the property management agent for three of the Local Limited Partnerships for the nine months ended September 30, 2005. At September 30, 2006, NAPICO, or one of its affiliates, remains the general partner in six Local Limited Partnerships, however no affiliate provides property management services for any Local Limited Partnerships. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 and $35,000 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 5 – ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the nine months ended September 30, 2006, the number of Limited Partnership Interests decreased by 22 interests due to limited partners abandoning their units. No units were abandoned during the nine months ended September 30, 2005. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The income or loss per Limited Partnership Interest in the accompanying consolidated statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. No distributions to partners were made during the nine months ended September 30, 2006 and 2005.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  The Partnership received approximately $14,000 in distributions from a Local Limited Partnership during the nine months ended September 30, 2006, approximately $12,000 of which was recognized as income.  During the nine months ended September 30, 2005, the Partnership received approximately $4,404,000 in distributions from the sale of the property in one of the Local Limited Partnerships (see discussion in "Results of Operations").

As of September 30, 2006, the Partnership had cash and cash equivalents of approximately $2,034,000. Substantially all of this cash is on deposit with a financial institution earning interest at market rates. This resulted in the Partnership earning approximately $63,000 and $19,000 in interest income for the nine months ended September 30, 2006 and 2005, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. One note payable and related accrued interest aggregating approximately $1,624,000 became payable prior to September 30, 2006 and is currently in default. Management is in the process of attempting to negotiate the extension of the maturity date on this note payable. In the event the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership to foreclosure. The Partnership had no remaining investment balance in the Local Limited Partnership at September 30, 2006.

During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village Apartments to permit them to purchase a series of projects including the properties owned by the Local Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership had no remaining investment balance in Cassady Village and in Marshall Plaza I & II at September 30, 2006.

Results of Operations

At September 30, 2006, the Partnership had investments in 14 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in three additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

The investment balance in 16 of the 17 Local Limited Partnerships has been reduced to zero as of September 30, 2006. The Partnership still has an investment balance in Park Place Limited Partnership.

The Partnership recognized equity in loss and amortization of acquisition costs of Local Limited Partnerships of approximately $69,000 and $52,000 for the nine months ended September 30, 2006 and 2005, respectively.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $86,000 and $119,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in management fees is due to the loss of investment in three Local Limited Partnerships during 2005.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $60,000 and $67,000 for the nine months ended September 30, 2006 and 2005, respectively.

General and administrative expenses were approximately $21,000 and $36,000 for the nine months ended September 30, 2006 and 2005, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $17,000 for the nine months ended September 30, 2005.  No such reimbursements were charged during the nine months ended September 30, 2006.

The Partnership incurs expense for certain New Jersey state taxes.  For the nine months ended September 30, 2006 and 2005, the tax expense was approximately $64,000 and $62,000, respectively.

During the nine months ended September 30, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. Interest on advances was charged at the prime rate plus 2% and amounted to approximately $6,000 for the nine months ended September 30, 2005.  During the nine months ended September 30, 2005, the Partnership repaid approximately $384,000 in principal and accrued interest.  There were no such advances during the nine months ended September 30, 2006.

Interest expense on non-recourse notes payable was approximately $49,000 and $100,000 for the nine months ended September 30, 2006 and 2005. The decrease was due to the payoff of the note payable in May of 2005 related to Lonsdale Housing Associates.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2006 and 2005, approximately $13,000 and $82,000, were advanced to the Local Limited Partnerships and were recognized as expense in the accompanying consolidated statements of operations.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing Associates was sold to a third party.  The Partnership received proceeds from the sale of approximately $2,400,000.  In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note.  The Partnership recognized income from distributions of approximately $4,392,000 during the nine months ended September 30, 2005 in connection with this sale as investment balance in the Local Limited Partnership had been reduced to zero.

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

On June 2, 2005, the Partnership entered into an agreement (the “Assignment Agreement”) pursuant to which the Partnership and Boyton’s general partners agreed to assign their interest in Boynton Associates, Ltd. (“Boynton”) a Local Limited Partnership to two third-party purchasers.  On September 28, 2005, pursuant to the terms of the Assignment Agreement, the Partnership withdrew as the limited partner in Boynton and acknowledged that it has no further interest in Boynton. The Partnership had no remaining investment balance in Boynton.

On July 25, 2006, the Partnership and two individuals, who are both affiliated with the general partner of Parkesedge Associates, entered into an Assignment and Assumption Agreement to provide for the assignment of the Partnership’s limited partnership interest and extinguishment of the remaining capital contribution due to Parkesedge Associates by the Partnership. During the three and nine months ended September 30, 2006, the Partnership received approximately $390,000 of cash and wrote off the remaining capital contribution payable to Parkesedge Associates of approximately $122,000. The Partnership recognized a gain on the sale of approximately $512,000 as the investment balance in the Local Limited Partnership had been reduced to zero.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.51% of the outstanding Units at September 30, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primary beneficiary.  During the year ended December 31, 2005 the number of VIEs was reduced by two due to the assignment of the interest in Boynton Associates, Ltd. and the sale of the property held by Fillmore Investors, Ltd. During the nine months ended September 30, 2006 the number of VIEs was reduced by one due to the assignment of the interest in Parkesedge Associates. The remaining 17 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 17 apartment properties with a total of 858 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $284,000 at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 13, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: November 13, 2006	By: /s/Kathleen Danilchick
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

10.2

Assignment and Assumption Agreement by and between Real Estate Associates Limited VI, a California limited partnership, Harlin J. Wall and Parkesedge Corporation, a Pennsylvania corporation, and Harlin J. Wall and M. Joy Wall, individuals, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2006.

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: November 13, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.