Form 10KSB
period 2006-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2007-04-16
CIK 715578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $97,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

REAL VI holds limited partnership interests in 14 local limited partnerships (the “Local Limited Partnerships”). In addition the Partnership holds a general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 17 Local Limited Partnerships. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government. The Partnership sold its interests in 10 Local Limited Partnerships in December 1998. In 2003, the Partnership sold its interest in one Local Limited Partnership and the interest in another Local Limited Partnership was foreclosed on by a noteholder. In 2005, two of the Local Limited Partnerships sold their investment properties and the Partnership assigned its interest in another Local Limited Partnership. In 2006, the Partnership sold its interest in one Local Limited Partnership and one Local Limited Partnership entered into a contract to sell its investment property to a third party.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During the year ended December 31, 2006, all of the projects in which REAL VI had invested were substantially rented.  The following is a schedule of the status as of December 31, 2006, of the projects owned by Local Limited Partnerships in which REAL VI, either directly or indirectly through REA III, is a limited partner.

		SCHEDULE OF PROJECTS OWNED BY
		LOCAL LIMITED PARTNERSHIPS
		IN WHICH REAL VI HAS AN INVESTMENT
		December 31, 2006

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2006	2005

Cady Brook Apts
Charlton, MA	40	(D)	--	93%	98%

Cassady Village
Columbus, OH	98	(A)	50	78%	93%

Crockett Manor
Trenton, TN	38	(C)	38	99%	95%

Eastridge Apts
Bristol, VA	96	(C)	65	85%	64%

Grant-Ko Enterprises
Platteville, WI	40	(D)	16	92%	82%

Hummelstown Manor
Hummelstown, PA	51	(D)	50	99%	97%

Kentucky Manor
Oak Grove, KY	48	--	--	86%	93%

Marshall Plaza I
Lorain, OH	40	(B)	39	93%	94%

		SCHEDULE OF PROJECTS OWNED BY
		LOCAL LIMITED PARTNERSHIPS
	IN WHICH REAL VI HAS AN INVESTMENT (continued)
		December 31, 2006

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2006	2005

Marshall Plaza II
Lorain, OH	50	(B)	48	95%	95%

New Bel-Mo
New Glarus, Belleville
Monticello, WI	16	(D)	16	89%	90%

Oakridge Park II
Biloxi, MS	48	(D)	--	95%	91%

Oakwood Manor
Milan, TN	34	--	34	75%	100%

Park Place
Ewing, NJ	126	--	125	98%	98%

Sauk-Ko Enterprises
Baraboo, WI	30	(D)	20	81%	74%

Sol 413
Old San Juan, PR	12	(B)	12	100%	100%

Valley Oaks Senior
Gault, CA	50	State Program	43	99%	99%

Villas de Orocovix
Orocovix, PR	41	(D)	41	100%	100%

Totals	858		597

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

(E)

Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2006.

	REAL VI	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	And
Partnership	Interest	Interest	Notes	Accrued Interest
		(in thousands)	(in thousands)	(in thousands)

Cady Brook Apts	95.00%	$ 200	$ 815	$ 94
Charlton, MA

Cassady Village	98.99%	54	602	--
Columbus, OH

Crockett Manor	99.00%	215	978	--
Trenton, TN

Eastridge Apts	99.00%	220	223	--
Bristol, VA

Grant-Ko Enterprises	95.00%	213	1,192	--
Platteville, WI

Hummelstown Manor	95.00%	330	1,685	--
Hummelstown, PA

Kentucky Manor	95.00%	250	(A)	(A)
Oak Grove, KY

Marshall Plaza I	98.99%	140	65	--
Lorain, OH

Marshall Plaza II	98.99%	180	102	--
Lorain, OH

New-Bel-Mo	95.00%	167	362	--
New Glarus, Belleville
Monticello, WI

Oakridge Park II	95.00%	221	1,162	--
Biloxi, MS

Oakwood Manor	99.00%	148	442	--
Milan, TN

Park Place	90.00%	1,182	3,710	--
Ewing, NJ

	REAL VI	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	And
Partnership	Interest	Interest	Notes	Accrued Interest
		(in thousands)	(in thousands)	(in thousands)

Sauk-Ko Enterprises	95.00%	$ 182	$ 635	$ --
Baraboo, WI

Sol 413	98.90%	100	324	107
Old San Juan, PR

Valley Oaks Senior	99.00%	315	1,771	--
Gault, CA

Villas de Orocovix	99.00%	270	1,341	--
Orocovix, PR

TOTALS		$ 4,387	$15,409	$ 201

(A)

Financial information is unavailable for Kentucky Manor for 2006.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matters through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership.  Limited Partnership Interests may be transferred only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2006, there were 3,001 registered holders of units in REAL VI holding 16,714 partnership interests.  The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. No distributions were made during the years ended December 31, 2006 and 2005.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.51% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. The Partnership received distributions from the Local Limited Partnerships of approximately $12,000 and $4,404,000 during the years ended December 31, 2006 and 2005, respectively.

During 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $378,000 to fund payment of New Jersey tax obligations. Interest was charged at the prime rate plus 2% and amounted to approximately $7,000 for the year ended December 31, 2005. There were no such advances during the year ended December 31, 2006. During the year ended December 31, 2005, the Partnership repaid approximately $385,000 in advances and accrued interest.

As of December 31, 2006 and 2005, the Partnership had cash and cash equivalents of approximately $2,048,000 and $1,830,000, respectively. Substantially all of this cash is on deposit with a financial institution earning interest at market rates. This resulted in the Partnership earning approximately $97,000 and $40,000 in interest income for the years ended December 31, 2006 and 2005, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2006, the Partnership had investments in 14 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in three additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

The investment balance in 15 out of 17 Local Limited Partnerships have been reduced to zero as of December 31, 2006. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

The Partnership recognized equity in income (loss) and amortization of acquisition costs of Local Limited Partnerships of approximately $11,000 and ($27,000) for the years ended December 31, 2006 and 2005, respectively.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2006, approximately $30,000 was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statement of operations. During the year ended December 31, 2006, the Partnership received approximately $59,000 from Fillmore as a partial payment of advances made by the Partnership. These advances were fully reserved and the collection is reflected as a reduction to advances charged to expense. As a result of these transactions, advances recognized as expense in the consolidated statement of operations for the year ended December 31, 2006 included in “Item 7. Financial Statements”, are a net credit balance of approximately $29,000. During the year ended December 31, 2005, approximately $83,000 was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statement of operations included in “Item 7. Financial Statements”.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing Associates, was sold to a third party.  The Partnership received proceeds from the sale of approximately $2,400,000.  In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note (see “Note 3” – included in “Item 7. Financial Statements”).  The Partnership recognized income from distributions of approximately $4,392,000 during the year ended December 31, 2005 in connection with this sale since the investment balance in the Local Limited Partnership had been reduced to zero.

On September 27, 2005, a Local Limited Partnership, Fillmore Investors, Ltd., (“Fillmore”) sold its investment property, consisting of 32 units, for a sales price of approximately $150,000. The proceeds from the sale were used to pay the outstanding liabilities of Fillmore and there was no distribution to the partners of the Local Limited Partnership. The Partnership had no remaining investment balance in Fillmore. During the year ended December 31, 2006, the Partnership received approximately $59,000 from Fillmore as a partial payment of advances made by the Partnership. These advances were fully reserved and the collection is reflected as a reduction to advances charged to expense.

On June 2, 2005, the Partnership entered into an agreement (the “Assignment Agreement”) pursuant to which the Partnership and Boyton Associates, Ltd’s (“Boynton”) general partners agreed to assign their interest in Boynton to two third-party purchasers.  On September 28, 2005, pursuant to the terms of the Assignment Agreement, the Partnership withdrew as the limited partner in Boynton and acknowledged that it has no further interest in Boynton.  The Partnership had no remaining investment balance in Boyton.

On July 25, 2006, the Partnership and two individuals, who are both affiliated with the general partner of Parkesedge Associates, entered into an Assignment and Assumption Agreement to provide for the assignment of the Partnership’s limited partnership interest and extinguishment of the remaining capital contribution due to Parkesedge Associates by the Partnership. During the year ended December 31, 2006, the Partnership received approximately $390,000 of cash and wrote off the remaining capital contribution payable to Parkesedge Associates of approximately $122,000. The Partnership recognized a gain on the sale of approximately $512,000 as the investment balance in the Local Limited Partnership had been reduced to zero.

Interest income increased for the year ended December 31, 2006 as a result of an increase in the average cash balance and an increase in the interest rate earned on such cash balances.

Distributions from the Local Limited Partnerships in which the Partnership did not have an investment balance remaining were approximately $12,000 and $4,404,000 for the years ended December 31, 2006 and 2005, respectively.  These amounts were recognized as income on the accompanying consolidated statements of operations, in accordance with the equity method of accounting.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $5,525,000 and $5,551,000 for the years ended December 31, 2006 and 2005, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $5,641,000 and $5,628,000 for the years ended December 31, 2006 and 2005, respectively.

Total loss from continuing operations for the Local Limited Partnerships was approximately $116,000 for the year ended December 31, 2006 and total loss from continuing operations was approximately $77,000 for the year ended December 31, 2005. The loss from continuing operations allocated to the Partnership was approximately $127,000 and $85,000 for 2006 and 2005, respectively but is not fully recognized on the consolidated statements of operations included in “Item 7. Financial Statements” because the Partnership’s remaining investment balance in certain Local Limited Partnerships has been reduced to zero.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $115,000 and $159,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in the annual management fee is the result of a reduction in investment assets on which such fees are based.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $84,000 and $85,000 for the years ended December 31, 2006 and 2005, respectively.

General and administrative expenses were approximately $36,000 and $43,000 for the years ended December 31, 2006 and 2005, respectively. Included in general and administrative expenses for the year ended December 31, 2005 are reimbursements to NAPICO for certain expenses, which totaled approximately $23,000. There were no reimbursements to NAPICO for the year ended December 31, 2006. The decrease in general and administrative expenses is due to the decrease in reimbursements to NAPICO partially offset by costs paid on behalf of Boynton Associates, Ltd. by the Partnership during 2006.

The Partnership incurs expense for certain New Jersey state taxes.  For the years ended December 31, 2006 and 2005, the tax expense was approximately $44,000 and $61,000, respectively.  The decrease in the New Jersey tax expense is due to a credit received in 2006 for each of the years 2006 and 2005 related to a Local Limited Partnership.

During the year ended December 31, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. Interest on advances was charged at the prime rate plus 2% and amounted to approximately $7,000 for the year ended December 31, 2005.  During the year ended December 31, 2005, the Partnership repaid approximately $385,000 in advances and accrued interest. There were no advances during the year ended December 31, 2006.

Interest expense on non-recourse notes payable was approximately $66,000 and $103,000 for the year ended December 31, 2006 and 2005. The decrease was due to the payoff of the note payable in May of 2005 related to Lonsdale Housing Associates.

The current policy of the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

The Partnership is obligated on non-recourse notes payable of $690,000, which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. One note payable and related accrued interest aggregating approximately $1,637,000, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2006 and is currently in default. During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit them to purchase a series of projects including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at December 31, 2006 was approximately $80,000.  The Partnership’s investment balance in Marshall Plaza I & II Apartments at December 31, 2006 was zero.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 90% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about our investments in unconsolidated Local Limited Partnerships.”

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.51% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primary beneficiary.  During the year ended December 31, 2005, the number of VIEs was reduced by two due to the assignment of the interest in Boynton Associates, Ltd. and the sale of the property held by Fillmore Investors, Ltd. During the year ended December 31, 2006, the number of VIEs was reduced by one due to the assignment of the interest in Parkesedge Associates. The remaining 17 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 17 apartment properties with a total of 858 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentages of between 90% and 99%. The Partnership is also entitled to 99.9% of the profits and losses of REA III. REA III is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

FINANCIAL STATEMENTS

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 31, 2006

Consolidated Statements of Operations – Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows – Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VI

We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VI as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficiency (capital), and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VI at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 13, 2007

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEET

December 31, 2006

(in thousands)

Assets

Investments in and advances to Local Limited Partnerships (Note 2)		$ 364
Cash and cash equivalents		2,048
Other receivables		166

Total assets		$ 2,578

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses		$ 50
Taxes payable		132
Notes payable and amounts due for partnership interests,
including $520 in default (Note 3)		698
Accrued interest payable, including $1,117 in default (Note 3)		1,497

Partners’ (Deficiency) Capital:
General partners	$ (350)
Limited partners	551	201

Total liabilities and partners’ (deficiency) capital		$ 2,578

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2006	2005
Revenues:
Interest and other income	$ 97	$ 40

Operating Expenses:
Management fees - partners (Note 4)	115	159
General and administrative (Note 4)	36	43
Legal and accounting	84	85
Tax expense	44	61
Interest (Note 3)	66	103
Total operating expenses	345	451

Loss from partnership operations	(248)	(411)
Gain on sale of investment in Local Limited Partnership
(Note 2)	512	--
Distributions from Local Limited Partnerships
recognized as income (Note 2)	12	4,404
Recoveries from/advances to Local Limited Partnerships
recognized as income (expense)	29	(83)
Equity in income (loss) of Local Limited Partnerships and
amortization of acquisition costs (Note 2)	11	(27)

Net income (Note 5)	$ 316	$ 3,883

Net income allocated to general partners (1%)	$ 3	$ 39
Net income allocated to limited partners (99%)	313	3,844

	$ 316	$ 3,883

Net income per limited partnership interest (Note 1)	$ 18.70	$229.63

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Number of limited partnership
interests (A)		16,714

Partners' deficit at
December 31, 2004	$ (392)	$(3,606)	$(3,998)

Net income for the year ended
December 31, 2005	39	3,844	3,883

Partners’ (deficiency) capital at
December 31, 2005	(353)	238	(115)

Net income for the year ended
December 31, 2006	3	313	316

Partners’ (deficiency) capital
at December 31, 2006	$ (350)	$ 551	$ 201

(A)

Consists of 16,714 and 16,740 partnership interests at December 31, 2006 and 2005, respectively. During 2006, 26 partnership interests were abandoned (Notes 1 and 8).

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 316	$ 3,883
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Distributions from Local Limited Partnerships
recognized as income	--	(1,992)
Equity in (income) loss of Local Limited Partnerships
and amortization of acquisition costs	(11)	27
Advances to Local Limited Partnerships recognized
as expense	29	83
Gain on sale of investment in Local Limited
Partnership	(512)	--
Change in accounts:
Other receivables	(11)	(156)
Due to affiliates	(12)	12
Accounts payable and accrued expenses	(6)	16
Accrued interest payable	66	95
Taxes payable	(4)	(242)
Net cash (used in) provided by operating
activities	(145)	1,726
Cash flows from investing activities:
Proceeds from sale of investment	390	--
Distributions from Local Limited Partnerships recognized
as a reduction of the investment balance	2	--
Advances to Local Limited Partnerships	(29)	(82)
Net cash provided by (used in) investing activities	363	(82)
Cash flows from financing activities:
Advances from affiliates	--	378
Repayment of advances from affiliates	--	(378)
Net cash used in financing activities	--	--
Net increase in cash and cash equivalents	218	1,644
Cash and cash equivalents, beginning of year	1,830	186
Cash and cash equivalents, end of year	$ 2,048	$ 1,830
Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 7

Supplemental disclosure of non-cash activity:

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

DECEMBER 31, 2006

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. The Partnership did not accrue a liquidation fee related to the dispositions of Parksedge Associates during the year ended December 31, 2006 and Lonsdale Housing Associates and Fillmore Investors, Ltd. during the year ended December 31, 2005 as it is not expected that the limited partners will receive distributions equal to their capital contributions.

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

Net Income Per Limited Partnership Interest

Net income per limited partner interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,740 as of January 1, 2006 and 2005.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2006 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2006 and 2005.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 15 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified five additional VIEs in which it held a variable interest and was not the primary beneficiary.  During the year ended December 31, 2005, the number of VIEs was reduced by two due to the assignment of the interest in Boynton Associates, Ltd. and the sale of the property held by Fillmore Investors, Ltd. During the year ended December 31, 2006, the number of VIEs was reduced by one due to the assignment of the interest in Parkesedge Associates. The remaining 17 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 17 apartment properties with a total of 858 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2006, the Partnership holds limited partnership interests in 14 Local Limited Partnerships. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”), which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 17 Local Limited Partnerships, which owned, as of December 31, 2006, residential low-income rental projects consisting of 858 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentages between 90% and 99%. The Partnership is also entitled to 99.9% of the profits and losses of REA III. REA III is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital.

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

As of December 31, 2006, the investment balance in 15 of the 17 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2006, approximately $30,000 was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statement of operations. During the year ended December 31, 2006, the Partnership received approximately $59,000 from Fillmore as a partial payment of advances made by the Partnership. These advances were fully reserved and the collection is reflected as a reduction to advances charged to expense. As a result of these transactions, advances recognized as expense in the accompanying consolidated statement of operations for the year ended December 31, 2006 are a net credit balance of approximately $29,000. During the year ended December 31, 2005, approximately $83,000 was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statement of operations.

In May 2005, the property in one of the Local Limited Partnerships, Lonsdale Housing Associates, was sold to a third party. The Partnership received proceeds from the sale of approximately $2,400,000.  In addition, proceeds of approximately $1,992,000 were sent directly to the note holder to satisfy the principal and accrued interest on the investor note (see Note 3).  The Partnership recognized income from distributions of approximately $4,392,000 during the year ended December 31, 2005 in connection with this sale because the investment balance in the Local Limited Partnership had been reduced to zero.

On September 27, 2005, a Local Limited Partnership, Fillmore Investors, Ltd., (“Fillmore”), sold its investment property, consisting of 32 units, for a sales price of approximately $150,000. The proceeds from the sale were used to pay the outstanding liabilities of Fillmore and there was no distribution to the partners of the Local Limited Partnership. The Partnership had no remaining investment balance in Fillmore. During the year ended December 31, 2006, the Partnership received approximately $59,000 from Fillmore as described above.

On June 2, 2005, the Partnership entered into an agreement (the “Assignment Agreement”) pursuant to which the Partnership and Boynton Associates, Ltd’s (“Boynton”) general partners agreed to assign their interest in Boynton to two third-party purchasers.  On September 28, 2005, pursuant to the terms of the Assignment Agreement, the Partnership withdrew as the limited partner in Boynton and acknowledged that it has no further interest in Boynton.  The Partnership had no remaining investment balance in Boynton.

On July 25, 2006, the Partnership and two individuals, who are both affiliated with the general partner of Parkesedge Associates, entered into an Assignment and Assumption Agreement to provide for the assignment of the Partnership’s limited partnership interest and extinguishment of the remaining capital contribution due to Parkesedge Associates by the Partnership. During the year ended December 31, 2006, the Partnership received approximately $390,000 of cash and wrote off the remaining capital contribution payable to Parkesedge Associates of approximately $122,000. The Partnership recognized a gain on the sale of approximately $512,000 as the investment balance in the Local Limited Partnership had been reduced to zero.

On August 30, 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Corporate General Partner currently estimates the sale, if it occurs, will result in approximately $185,000 in proceeds to the Partnership.  The Partnership has no remaining investment balance in Cady Brook Apartments at December 31, 2006.

The following is a summary of the investments in Local Limited Partnerships for the year ended December 31, 2006 (in thousands):

Balance, beginning of year	$ 355
Amortization of acquisition costs	(11)
Distributions	(2)
Equity in income of Local Limited Partnerships	22
Balance, end of year	$ 364

The difference between the investment in the accompanying consolidated balance sheet at December 31, 2006, and the deficiency per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually not material to the overall financial position of the Partnership.  The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2006 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investment in Park Place Associates (the “Material Investee”) is material to the Partnership’s consolidated financial position and amounts included below for the Material Investee are included on an audited basis.

Condensed Combined Balance Sheet of the Local Limited Partnerships
(in thousands)
	December 31, 2006
Assets	Audited	Unaudited	Total
Land	$ 337	$ 1,234	$ 1,571
Building and improvements, net of
accumulated depreciation of $4,565
and $15,710, respectively	3,280	4,976	8,256
Other assets	2,196	2,163	4,359

Total assets	$ 5,813	$ 8,373	$ 14,186

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 3,710	$ 11,699	$ 15,409
Notes payable	--	201	201
Other liabilities	118	1,518	1,636
Partners’ equity (deficit)	1,985	(5,045)	(3,060)

Total liabilities and partners' deficit	$ 5,813	$ 8,373	$ 14,186

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
Years Ended December 31,
	2006	2006	2006	2005	2005	2005
Revenues:	Audited	Unaudited	Total	Audited	Unaudited	Total
				(Restated)	(Restated)	(Restated)
Rental income	$ 1,481	$ 3,820	$ 5,301	$ 1,496	$ 3,852	$ 5,348

Other income	95	129	224	61	142	203
Total revenues	1,576	3,949	5,525	1,557	3,994	5,551

Expenses:
Operating expenses	727	3,013	3,740	732	2,795	3,527
Financial expenses	399	588	987	429	805	1,234
Impairment loss	--	81	81	--	--	--
Depreciation and
amortization	272	611	833	233	634	867
Total expenses	1,348	4,293	5,641	1,394	4,234	5,628

Income (loss) from
continuing operations	$ 228	$ (344)	$ (116)	$ 163	$ (240)	$ (77)

The combined results of operations for the year ended December 31, 2005 have been restated to exclude the operations of Parksedge Elderly Apartments as this property was sold in July 2006, to reflect Cassady Village as Unaudited for 2005 and to remove Kentucky Manor due to no financial information being available for 2006.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, was the general partner for eight Local Limited Partnerships and served as the property management agent for three of the Local Limited Partnerships for the year ended December 31, 2006. At December 31, 2006, NAPICO, or one of its affiliates, remains the general partner in six Local Limited Partnerships, however no affiliate provides property management services for any Local Limited Partnerships. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 and $42,000 for the years ended December 31, 2006 and 2005, respectively.

The current policy of the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $690,000, which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. One note payable and related accrued interest aggregating approximately $1,637,000, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2006 and is currently in default. During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit them to purchase a series of projects including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at December 31, 2006 was approximately $80,000.  The Partnership’s investment balance in Marshall Plaza I & II Apartments at December 31, 2006 was zero.

During the year ended December 31, 2005, Lonsdale Housing Associates sold its property to a third party.  The distribution from Lonsdale relating to the sale of approximately $4,392,000 was recognized as income in the accompanying consolidated statements of operations because the Partnership’s investment balance had been reduced to zero.  Approximately $1,992,000 of the proceeds were used to satisfy the principal of approximately $750,000 and accrued interest of approximately $1,242,000 related to a note payable by the Partnership to a former owner of a partnership interest in the Local Limited Partnership.  These funds were sent directly to the note holder.

Payment of the notes payable and related accrued interest subsequent to December 31, 2006 are due as follows:

Accrued
	Notes	Interest
(in thousands)
2007	$ 520	$ 1,117
2008	--	--
2009	--	--
2010	--	--
2011	--	--
Thereafter	170	380
Total	$ 690	$ 1,497

Two of the Partnership’s investments involved purchases of partnership interests from partners who subsequently withdrew from the partnership. The purchase of these interests provides for additional cash payments of approximately $130,000 based upon specific events as outlined in the purchase agreements. Such amounts were recorded as liabilities and included in notes payable.  On July 25, 2006, the Partnership and two individuals, who are both affiliated with the general partner of Parkesedge Associates, entered into an Assignment and Assumption Agreement to provide for the assignment of the Partnership’s Limited Partnership Interest and extinguishment of the remaining capital contributions due to Parkesedge Associates by the Partnership. During the year ended December 31, 2006, the Partnership received approximately $390,000 of cash and wrote off the remaining capital contribution payable to Parkesedge Associates of approximately $122,000. The Partnership recognized a gain on the sale of approximately $512,000 as the investment balance in the Local Limited Partnership had been reduced to zero.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $115,000 and $159,000 for the years ended December 31, 2006 and 2005, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $23,000 for the year ended December 31, 2005 and is included in general and administrative expenses. There were no reimbursements to NAPICO during the year ended December 31, 2006.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, was the general partner for eight Local Limited Partnerships and served as the property management agent for three of the Local Limited Partnerships during a portion of the year ended December 31, 2006. At December 31, 2006, NAPICO, or one of its affiliates, remains the general partner in six Local Limited Partnerships, however no affiliate provides property management services for any Local Limited Partnerships. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 and $42,000 for the years ended December 31, 2006 and 2005, respectively.

During the year ended December 31, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. Interest on advances was charged at the prime rate plus 2% and amounted to approximately $7,000 for the year ended December 31, 2005. During the year ended December 31, 2005, the Partnership repaid approximately $385,000 in advances and accrued interest. There were no advances during the year ended December 31, 2006.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.51% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2006	2005
	(in thousands)

Net income per financial statements	$ 316	$ 3,883
Accrued interest	51	(758)
Other	(4)	(291)
Sale of investment in Local Limited
Partnership	893	--
Partnership's share of Local Limited
Partnership	202	357
Income per tax return	$ 1,458	$ 3,191

Taxable income per limited partnership
interest	$168.46	$343.43

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities:

December 31, 2006
(in thousands)

Net assets as reported	$ 201
Add (deduct):
Deferred offering costs	4,976
Investment in Local Limited Partnerships	(13,750)
Accrued interest	1,217
Other	626
Net deficit – Federal tax basis	$ (6,730)

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the years ended December 31, 2006 and 2005 the expense related to this tax is reflected in tax expense in the consolidated statement of operations.  At December 31, 2006, the Partnership’s estimate of the tax and penalties and interest related to 2002 and 2003 late filings currently due to the state of New Jersey is approximately $132,000 and this amount is reflected in taxes payable on the consolidated balance sheet.

NOTE 6 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL VI HAS INVESTED

(1)

Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts related to the Material Investee – see Note 2):

	Gross Amount at Which Carried
	At December 31, 2006
	(in thousands)
			Buildings
			and Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Cady Brook Apts	$ 815	$ 89	$1,922	$2,011	$1,042	(A)
Cassady Village	602	157	2,057	2,214	1,542	(A)

Crockett Manor	978	87	1,330	1,417	1,060	(A)
Eastridge Apts	223	102	1,729	1,831	1,613	(A)
Grant-Ko Enterprises	1,192	100	1,506	1,606	1,123	(A)
Hummelstown Manor	1,685	97	1,861	1,958	1,153	1983
Kentucky Manor (B)	--	--	--	--	--	(A)
Marshall Plaza I	65	68	709	777	530	(A)
Marshall Plaza II	102	79	922	1,001	690	(A)
New-Bel-Mo	362	40	553	593	423	(A)
Oakridge Park II	1,162	55	1,630	1,685	1,500	(A)
Oakwood Manor	442	69	902	971	513	(A)
Park Place	3,710	337	7,845	8,182	4,565	1983-1984
Sauk-Ko Enterprises	635	60	1,217	1,277	925	(A)
Sol 413	324	50	438	488	314	(A)
Valley Oaks Senior	1,771	121	1,968	2,089	1,724	(A)
Villas de Orocovix	1,341	60	1,942	2,002	1,558
Totals	$15,409	$1,571	$28,531	$30,102	$20,275

(A)

This project was completed when REAL VI invested in the Local Limited Partnership.

(B)

Financial information is unavailable for Kentucky Manor for 2006.

(2) Reconciliation of real estate (all amounts unaudited except for those amounts related to the Material Investee – see Note 2) (in thousands):

	Years Ended December 31,
	2006			2005
	Material	2006	2006	Material	2005	2005
	Investee	Unaudited	Total	Investee	Unaudited	Total
Real estate:				(Restated)	(Restated)	(Restated)
Balance at beginning of year	$ 8,135	$24,198	$32,333	$ 8,093	$36,735	$44,828
Improvements	47	104	151	42	138	180
Disposals/impairment	--	(85)	(85)	--	--	--
Assignment of interest	--	(2,297)	(2,297)	--	(4,349)	(4,349)
Sale of property	--	--	--	--	(8,326)	(8,326)
Balance at end of year	$ 8,182	$21,920	$30,102	$ 8,135	$24,198	$32,333

	Years Ended December 31,
	2006			2005
	Material	2006	2006	Material	2005	2005
	Investee	Unaudited	Total	Investee	Unaudited	Total
Accumulated depreciation:				(Restated)	(Restated)
Balance at beginning
of year	$ 4,357	$16,398	$20,755	$ 4,138	$25,429	$29,567
Depreciation expense	208	611	819	219	701	920
Disposals	--	(4)	(4)	--	--	--
Assignment of interest	--	(1,295)	(1,295)	--	(2,796)	(2,796)
Sale of property	--	--	--	--	(6,936)	(6,936)
Balance at end of year	$ 4,565	$15,710	$20,275	$ 4,357	$16,398	$20,755

NOTE 7 - ABANDONMENT OF UNITS

In 2006 the number of limited partnership interest decreased by 26 interests due to limited partners abandoning their interests. In abandoning his or her limited partnership interest(s), a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

NOTE 8 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Real Estate Associates Limited VI (the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp., a California Corporation (“NAPICO” or the “Corporate General Partner”).

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

Name	Age	Position
David R. Robertson	41	President, Chief Executive Officer
		and Director
Harry G. Alcock	44	Director and Executive Vice President
Lance J. Graber	45	Executive Vice President
Jeffrey H. Sussman	41	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	37	Senior Vice President and Chief
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

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country.  Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

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

ITEM 10.

EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

The General Partners own all of the outstanding general partnership interests of the Partnership.  Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Interests of the Partnership as of December 31, 2006.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2006.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,757	10.51%
(affiliate of the Corporate General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $115,000 and $159,000 for the years ended December 31, 2006 and 2005, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $23,000 for the year ended December 31, 2005 and is included in general and administrative expenses. There was no reimbursement to NAPICO for the year ended December 31, 2006.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, was the general partner for eight Local Limited Partnerships and served as the property management agent for three of the Local Limited Partnerships during a portion of the year ended December 31, 2006. At December 31, 2006, NAPICO, or one of its affiliates, remains the general partner in six Local Limited Partnerships, however no affiliate provides property management services for any of the Local Limited Partnerships. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 and $42,000 for the years ended December 31, 2006 and 2005, respectively.

During the year ended December 31, 2005, the Corporate General Partner advanced to the Partnership approximately $378,000 to pay New Jersey tax obligations. Interest on advances is charged at the prime rate plus 2% and amounted to approximately $7,000 for the year ended December 31, 2005.  During the year ended December 31, 2005, the Partnership repaid approximately $385,000 in advances and accrued interest. There were no advances during the year ended December 31, 2006.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.51% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 13.

EXHIBITS

See exhibit index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $40,000 and $49,000 for 2006 and 2005, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $21,000 and $20,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and Chief
Financial Officer

Date: April 16, 2007

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 16, 2007
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 16, 2007
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 16, 2007
Kathleen Danilchick	Chief Financial Officer

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

10.1

Assignment and Assumption Agreement between the Partnership, Inc., a Florida nonprofit corporation, Rosewood Apartments Corporation, a California corporation and Real Estate Associates Limited VI, a California limited partnership incorporated by reference to Current Report on Form 8-K dated September 28, 2005.

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

Date:  April 16, 2007

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

Date:  April 16, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited VI (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Kathleen Danilchick, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 16, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.