Form 10QSB
period 2007-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2007-05-10
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007
(in thousands)
(Unaudited)

Assets

Investments in and advances to Local Limited
Partnerships (Note 2)		$ 364
Cash and cash equivalents		1,989
Other receivables		166
Total assets		$ 2,519

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses		$ 49
Accrued taxes		152
Notes payable and amounts due for partnership
interests, including $520 in default (Note 3)		698
Accrued interest payable, including $1,129 in
default (Note 3)		1,513

Contingencies (Note 5)

Partners' (Deficiency) Capital
General partners	$ (351)
Limited partners	458	107

Total liabilities and partners' (deficiency) capital		$ 2,519

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per interest data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Interest income	$ 26	$ 19

Operating expenses:
Management fee - partners (Note 4)	27	29
Legal and accounting	15	17
Tax expense	22	22
General and administrative	10	9
Interest (Note 3)	16	16
Total operating expenses	90	93

Loss from partnership operations	(64)	(74)
Advances to Local Limited Partnerships recognized
as expense (Note 2)	(30)	--
Equity in income (loss) of Local Limited Partnerships
and amortization of acquisition costs, net (Note 2)	--	(5)

Net loss	$ (94)	$ (79)

Net loss allocated to general partners (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(93)	(78)

	$ (94)	$ (79)

Net loss per limited partnership interest (Note 1)	$ (5.56)	$ (4.66)

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
(in thousands, except interest data)
(Unaudited)

	General	Limited
	Partners	Partners	Total

Number of limited partnership
interests (A)		16,714

Partners' (deficiency) capital,
December 31, 2006	$ (350)	$ 551	$ 201

Net loss for the three months
ended March 31, 2007	(1)	(93)	(94)

Partners' (deficiency) capital,
March 31, 2007	$ (351)	$ 458	$ 107

Percentage interest at
March 31, 2007	1%	99%	100%

(A)    Consists of 16,714 and 16,740 partnership interests at March 31, 2007 and 2006, respectively.

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (94)	$ (79)
Adjustments to reconcile net loss to net cash used in
operating activities:
Equity in loss of Local Limited Partnerships and
amortization of acquisition costs	--	5
Advances to Local Limited Partnerships recognized
as expense	30	--
Change in accounts:
Due to affiliates	--	29
Accrued taxes	20	21
Accounts payable and accrued expenses	(1)	(34)
Accrued interest payable	16	16
Net cash used in operating activities	(29)	(42)

Cash flows from investing activities:
Distributions from Local Limited Partnerships recognized
as a reduction of the investment balance	--	2
Advances to Local Limited Partnerships	(30)	--
Net cash (used in) provided by investing activities	(30)	2

Net decrease in cash and cash equivalents	(59)	(40)
Cash and cash equivalents, beginning of period	2,048	1,830

Cash and cash equivalents, end of period	$ 1,989	$ 1,790

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited consolidated financial statements is condensed from that which would appear in the audited annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the annual report for the year ended December 31, 2006 prepared by Real Estate Associates Limited VI (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2007 and the results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Method of Accounting for Investments in Local Limited Partnerships

The investments in unconsolidated local limited partnerships (the “Local Limited Partnerships”) are accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the Local Limited Partnerships have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,714 and 16,740 as of January 1, 2007 and 2006, respectively.

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

The Partnership holds variable interests in 17 VIEs for which the Partnership is not the primary beneficiary.  The 17 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 17 apartment properties with a total of 858 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2007, the Partnership holds limited partnership interests in 14 Local Limited Partnerships. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 17 Local Limited Partnerships which owned, as of March 31, 2007, residential low income rental projects consisting of 858 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

As of March 31, 2007, the investment balance in 15 of the 17 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village Apartments, Ltd. (“Cassady Village”) and Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2007, approximately $30,000 was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statement of operations.  No such advances were made during the three months ended March 31, 2006.

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

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including potential adjustments to the sales price.  The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at March 31, 2007.

The Partnership has a 98.9% limited partnership interest in a Local Limited Partnership, SOL 413 Limited Dividend Partnership (“SOL 413”). On May 1, 2007, SOL 413 entered into a purchase and sale contract with a third party, for the sale of its sole investment property, located in San Juan, Puerto Rico, which consists of 12 units, for a sales price of $731,850.  The sale is expected to close in July 2007. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances from the Partnership, it is anticipated, if the sale occurs, that total proceeds to the Partnership will be approximately $295,000.  The Partnership had no investment balance remaining in SOL 413 at March 31, 2007 and accordingly, the advances to SOL 413 of approximately $128,000 are fully reserved.

The following is a summary of the investments in Local Limited Partnerships for the three months ended March 31, 2007 (in thousands):

Balance, beginning of period	$ 364
Equity in income of Local Limited Partnerships	5
Amortization of acquisition costs	(5)

Balance, end of period	$ 364

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2007 and 2006 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended
	March 31,
	2007	2006
		(Restated)
Revenues
Rental and other	$ 1,381	$ 1,388

Expenses
Operating expenses	935	882
Financial expenses	247	308
Depreciation and amortization expenses	208	217
	1,390	1,407

Loss from continuing operations	$ (9)	$ (19)

The combined results of operations for the three months ended March 31, 2006 have been restated to exclude the operations of Parkesedge Associates as the Partnership assigned its interest in 2006 and to remove Kentucky Manor due to no financial information being available for 2007.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner for eight Local Limited Partnerships and was the property management agent for two of the Local Limited Partnerships for the three months ended March 31, 2006. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 for the three months ended 2006. During 2006, the affiliate ceased providing property management services for the Local Limited Partnerships.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. One note payable and related accrued interest aggregating approximately $1,649,000, relating to Cassady Village became payable prior to March 31, 2007 and is currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit them to purchase a series of projects including the properties owned by the Local Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at March 31, 2007 was approximately $80,000.  The Partnership’s investment balance in Marshall Plaza I & II at March 31, 2007 was zero.

One of the Partnership’s investments involved a purchase of partnership interests from partners who subsequently withdrew from the partnership. The purchase of this interest provides for an additional cash payment of approximately $8,000 based upon specific events as outlined in the purchase agreement. Such amount has been recorded as a liability and has been included in notes payable and amounts due for Partnership interests on the accompanying consolidated balance sheet.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $27,000 and $29,000 for the three months ended March 31, 2007 and 2006, respectively.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner for eight Local Limited Partnerships and was the property management agent for two of the Local Limited Partnerships for the three months ended March 31, 2006. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 for the three months ended March 31, 2006. During 2006 the affiliate ceased providing property management services for any of the Local Limited  Partnerships.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. No distributions to partners were made during the three months ended March 31, 2007 and 2006.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  No distributions were received during the three months ended March 31, 2007. The Partnership received approximately $2,000 in distributions from a Local Limited Partnership during the three months ended March 31, 2006.

As of March 31, 2007 and 2006, the Partnership had cash and cash equivalents of approximately $1,989,000 and $1,790,000, respectively. All of this cash is on deposit primarily with a financial institution, earning interest at market rates. This resulted in the Partnership earning approximately $26,000 and $19,000 in interest income for the three months ended March 31, 2007 and 2006, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. One note payable and related accrued interest aggregating approximately $1,649,000, relating to Cassady Village Apartments, Ltd (“Cassady Village”), became payable prior to March 31, 2007 and is currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit them to purchase a series of projects including the properties owned by the Local Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at March 31, 2007 was approximately $80,000.  The Partnership’s investment balance in Marshall Plaza I & II at March 31, 2007 was zero.

Results of Operations

At March 31, 2007, the Partnership had investments in 14 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in three additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

The investments in all but two of the Local Limited Partnerships have been reduced to zero as of March 31, 2007. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

The Partnership recognized equity in loss and amortization of acquisition costs of Local Limited Partnerships of less than $1,000 and approximately $5,000 for the three months ended March 31, 2007 and 2006, respectively.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $27,000 and $29,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in management fees is due to the loss of investment in one Local Limited Partnership during 2006.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $15,000 and $17,000 for the three months ended March 31, 2007 and 2006, respectively.

General and administrative expenses were approximately $10,000 and $9,000 for the three months ended March 31, 2007 and 2006, respectively.

The Partnership incurs expense for certain New Jersey state tax returns.  For each of the three months ended March 31, 2007 and 2006, the expense was approximately $22,000.

Interest expense on non-recourse notes payable was approximately $16,000 for each of the three months ended March 31, 2007 and 2006.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2007, approximately $30,000 was advanced to the Local Limited Partnerships and was recognized as expense in the accompanying consolidated statement of operations included in “Item 1. Financial Statements”.  No such advances were made during the three months ended March 31, 2006.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 90% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.51% of the outstanding Units at March 31, 2007. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership holds variable interests in 17 VIEs for which the Partnership is not the primary beneficiary.  The 17 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 17 apartment properties with a total of 858 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its critical accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Local Limited Partnerships

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

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

Real Estate Associates Limited VI, a California limited partnership (the “Partnership”), has a 98.9% limited partnership interest in SOL 413 Limited Dividend Partnership, a Massachusetts limited partnership (“SOL 413”). On May 1, 2007, SOL 413 entered into a purchase and sale contract with a third party, TBAC Corporation, a Puerto Rico corporation for the sale of its sole investment property, located in San Juan, Puerto Rico, which consists of 12 units, for a sales price of $731,850.  The sale is expected to close in July 2007. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances to the Partnership, it is anticipated, if the sale occurs, that total proceeds to the Partnership will be approximately $295,000.  The Partnership had no investment balance remaining in SOL 413 at March 31, 2007.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 9, 2007	By: /s/Kathleen Danilchick
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

Date:  May 9, 2007

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

Date:  May 9, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VI (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 9, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 9, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.