Form 10QSB
period 2007-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2007-11-08
CIK 715578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2007

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

(864) 239-1000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ___ No _X_

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

(in thousands)

Assets

Investments in and advances to Local Limited
Partnerships (Note 2)		$ 284
Cash and cash equivalents		2,194
Other receivables		167

Total assets		$ 2,645

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses		$ 30
Notes payable, including $520 in default (Note 3)		690
Accrued interest payable, including $1,154 in
default (Note 3)		1,546
Taxes payable		116

Partners' (deficiency) capital:
General partners	$ (349)
Limited partners	612	263

Total liabilities and partners'
(deficiency) capital		$ 2,645

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Interest income	$ 25	$ 22	$ 77	$ 63

Operating expenses:
Management fee - partners (Note 4)	27	29	81	86
Legal and accounting	14	15	45	60
Tax expense	17	21	72	64
General and administrative	8	2	24	21
Interest (Note 3)	16	16	49	49
Total operating expenses	82	83	271	280

Loss from partnership operations	(57)	(61)	(194)	(217)
Gain on sale of investment in Local
Limited Partnership (Note 2)	--	512	--	512
Gain on extinguishment of debt (Note 3)	8	--	8	--
Distributions from Local Limited
Partnerships recognized as
income (Note 2)	325	--	338	12
Advances to Local Limited Partnerships
recognized as expense (Note 2)	(2)	--	(10)	(13)
Equity in loss of Local Limited Partnerships
and amortization of acquisition costs (Note 2)	(58)	--	(80)	(69)

Net income	$ 216	$ 451	$ 62	$ 225

Net income allocated to general partners (1%)	$ 2	$ 4	$ 1	$ 2
Net income allocated to limited partners (99%)	214	447	61	223

	$ 216	$ 451	$ 62	$ 225
Net income per limited partnership interest
(Note 1)	$ 12.80	$ 26.70	$ 3.65	$ 13.32

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		16,714

Partners' (deficiency) capital,
December 31, 2006	$ (350)	$ 551	$ 201

Net income for the nine months
ended September 30, 2007	1	61	62

Partners' (deficiency) capital,
September 30, 2007	$ (349)	$ 612	$ 263

(A)

Consists of 16,714 and 16,740 limited partnership interests at September 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 62	$ 225
Adjustments to reconcile net income to net cash provided by
(used in) in operating activities:
Equity in loss of local limited partnerships and
amortization of acquisition costs	80	69
Advances to Local Limited Partnerships recognized as
expense	10	13
Gain on sale of investment in Local Limited Partnership	--	(512)
Gain on extinguishment of debt	(8)	--
Change in accounts:
Other receivables	(1)	(2)
Due to affiliates	--	(12)
Taxes payable	(16)	14
Accounts payable and accrued expenses	(20)	(19)
Accrued interest payable	49	49
Net cash provided by (used in) operating activities	156	(175)

Cash flows from investing activities:
Proceeds from sale of investment	--	390
Distributions from Local Limited Partnerships recognized
as a reduction of investment balance	--	2
Advances to Local Limited Partnerships	(32)	(13)
Repayment of advance to Local Limited Partnership	22	--
Net cash (used in) provided by investing activities	(10)	379

Net increase in cash and cash equivalents	146	204
Cash and cash equivalents, beginning of period	2,048	1,830
Cash and cash equivalents, end of period	$ 2,194	$ 2,034

Supplemental disclosure of non-cash activity:

During the nine months ended September 30, 2006, approximately $122,000 of the $512,000 gain on sale of investment was due to the write off of the capital contribution due to Parkesedge Associates (See “Note 2 – Investments In and Advances to Local Limited Partnerships”).

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position of the Partnership at September 30, 2007 and the consolidated results of operations and changes in cash flows for the nine months ended September 30, 2007 and 2006.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investment Associates.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,714 and 16,740 as of January 1, 2007 and 2006, respectively.

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

At September 30, 2007, the Partnership holds variable interests in 16 VIEs for which the Partnership is not the primary beneficiary.  The 16 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 16 apartment properties with a total of 846 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $284,000 at September 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2007, the Partnership holds limited partnership interests in 13 Local Limited Partnerships. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in three additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 16 Local Limited Partnerships which owned, as of September 30, 2007, residential low income rental projects consisting of 846 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the Federal or local government.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  The Partnership received approximately $19,000 in operating distributions from Local Limited Partnerships during the nine months ended September 30, 2007, which was recognized as income. For the nine months ended September 30, 2006, the Partnership received approximately $14,000 in operating distributions from Local Limited Partnerships of which approximately $12,000 was recognized as income.

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

As of September 30, 2007, the investment balance in 15 of the 16 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2007 and 2006, approximately $32,000 and $13,000, respectively, was advanced to the Local Limited Partnerships and approximately $10,000 and $13,000, respectively, was recognized as expense in the accompanying consolidated statements of operations.

On July 25, 2006, the Partnership and two individuals, who are both affiliated with the general partner of Parkesedge Associates, entered into an Assignment and Assumption Agreement to provide for the assignment of the Partnership’s limited partnership interest and extinguishment of the remaining capital contribution due to Parkesedge Associates by the Partnership. During the three and nine months ended September 30, 2006, the Partnership received approximately $390,000 of cash and wrote off the remaining capital contribution payable to Parkesedge Associates of approximately $122,000. The Partnership recognized a gain on the sale of approximately $512,000 during the three and nine months ended September 30, 2006 as the investment balance in the Local Limited Partnership had been reduced to zero.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including potential adjustments to the sales price.  The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at September 30, 2007.

On August 6, 2007 a Local Limited Partnership, SOL 413, sold its investment property, consisting of 12 units, for a sales price of approximately $731,850. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances of approximately $22,000 from the Partnership, the total proceeds to the Partnership were approximately $319,000, which is included in distributions from Local Limited Partnerships recognized as income on the accompanying consolidated statements of operations. In addition, the Partnership recognized a gain on the extinguishment of debt due to the write off of the remaining capital contribution payable of approximately $8,000 (see “Note 3”).  The Partnership has no remaining investment balance in SOL 413 at September 30, 2007.

The Partnership holds a 99.9% general partnership interest in Real Estate Associates III (“REA III”).  REA III owns a 99% limited partnership interest in Eastridge Associates, Ltd (“Eastridge”). On June 7, 2007, Eastridge entered into a purchase and sale contract with a third party, for the sale of its sole investment property, located in Bristol, Virginia, which consists of 96 units, for a sales price of $1,375,000.  After payment of closing costs, repayment of the mortgage encumbering Eastridge’s investment property and payment of other liabilities associated with Eastridge’s investment property, it is currently anticipated that there will be distributable proceeds of approximately $464,000 to the Partnership.  The sale is expected to close in the fourth quarter of 2007.  The Partnership’s investment balance in Eastridge was zero at September 30, 2007.

The following is a summary of the investments in Local Limited Partnerships for the nine months ended September 30, 2007 (in thousands):

Balance, beginning of period	$ 364
Advances to Local Limited Partnerships	32
Advances to Local Limited Partnerships
recognized as expense	(10)
Repayment of advance to Local Limited Partnership	(22)
Equity in loss of Local Limited Partnerships	(70)
Amortization of acquisition costs	(10)

Balance, end of period	$ 284

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2007 and 2006 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues
Rental and other	$ 1,310	$ 1,325	$ 3,803	$ 3,863

Expenses
Operating expenses	900	711	2,688	2,326
Financial expenses	238	265	710	789
Depreciation and amortization
expenses	199	204	597	622

	1,337	1,180	3,995	3,737
(Loss) income from continuing
operations	$ (27)	$ 145	$ (192)	$ 126

The combined results of operations for the three and nine months ended September 30, 2006 have been restated to exclude the operations of Parkesedge Associates as the Partnership assigned its interest in 2006, Eastridge due to its pending sale, SOL 413 due to its sale on August 6, 2007 and to remove Kentucky Manor due to no financial information being available for 2007.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner for eight Local Limited Partnerships and was the property management agent for two of the Local Limited Partnerships for the nine months ended September 30, 2006. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 for the nine months ended September 30, 2006. During 2006, the affiliate ceased providing property management services for the Local Limited Partnerships.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. One note payable and related accrued interest aggregating approximately $1,674,000, relating to Cassady Village became payable prior to September 30, 2007 and is currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit them to purchase a series of projects including the properties owned by the Local Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership has no investment balance in Cassady Village or Marshall Plaza I & II at September 30, 2007.

One of the Partnership’s investments involved a purchase of partnership interests from partners who subsequently withdrew from the partnership. The purchase of this interest provided for an additional cash payment of approximately $8,000 based upon specific events as outlined in the purchase agreement. In connection with the sale of SOL 413 during 2007, this amount was written off and recognized as a gain on extinguishment of debt for the three and nine months ended September 30, 2007.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $81,000 and $86,000 for the nine months ended September 30, 2007 and 2006, respectively.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner for eight Local Limited Partnerships and was the property management agent for two of the Local Limited Partnerships for the nine months ended September 30, 2006. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 for the nine months ended September 30, 2006.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership.  No distributions to partners were made during the nine months ended September 30, 2007 and 2006.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  The Partnership received approximately $19,000 in operating distributions from Local Limited Partnerships during the nine months ended September 30, 2007, which was recognized as income. For the nine months ended September 30, 2006, the Partnership received approximately $14,000 in operating distributions from Local Limited Partnerships of which approximately $12,000 was recognized as income.

On August 6, 2007 a Local Limited Partnership, SOL 413, sold its investment property, consisting of 12 units, for a sales price of approximately $731,850. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances of approximately $22,000 from the Partnership, the total proceeds to the Partnership were approximately $319,000, which is included in distributions from Local Limited Partnerships recognized as income on the consolidated statements of operations.

On July 25, 2006, the Partnership and two individuals, who are both affiliated with the general partner of Parkesedge Associates, entered into an Assignment and Assumption Agreement to provide for the assignment of the Partnership’s limited partnership interest and extinguishment of the remaining capital contribution due to Parkesedge Associates by the Partnership. During the three and nine months ended September 30, 2006, the Partnership received approximately $390,000 of cash and wrote off the remaining capital contribution payable to Parkesedge Associates of approximately $122,000. The Partnership recognized a gain on the sale of approximately $512,000 during the three and nine months ended September 30, 2006 as the investment balance in the Local Limited Partnership had been reduced to zero.

As of September 30, 2007 and 2006, the Partnership had cash and cash equivalents of approximately $2,194,000 and $2,034,000, respectively. All of this cash is on deposit with a financial institution, earning interest at market rates. This resulted in the Partnership earning approximately $77,000 and $63,000 in interest income for the nine months ended September 30, 2007 and 2006, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $690,000 which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2012. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. One note payable and related accrued interest aggregating approximately $1,674,000, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to September 30, 2007 and is currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit them to purchase a series of projects including the properties owned by the Local Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership had no investment balance in Cassady Village or Marshall Plaza I & II at September 30, 2007.

Results of Operations

At September 30, 2007, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in three additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

The investments in all but one of the Local Limited Partnerships have been reduced to zero as of September 30, 2007. The Partnership still has an investment balance in Park Place Limited Partnership.

The Partnership recognized equity in loss and amortization of acquisition costs of Local Limited Partnerships of approximately $80,000 and $69,000 for the nine months ended September 30, 2007 and 2006, respectively.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $81,000 and $86,000 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in management fees is due to the loss of investment in one Local Limited Partnership during 2006.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $45,000 and $60,000 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in legal and accounting is due to a decrease in legal fees associated with Partnership administration.

General and administrative expenses were approximately $24,000 and $21,000 for the nine months ended September 30, 2007 and 2006, respectively.

The Partnership incurs expense for certain New Jersey state tax returns.  For the nine months ended September 30, 2007 and 2006, the expense was approximately $72,000 and $64,000, respectively.

Interest expense on non-recourse notes payable was approximately $49,000 for each of the nine months ended September 30, 2007 and 2006.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2007 and 2006, approximately $32,000 and $13,000, was advanced to the Local Limited Partnerships and approximately $10,000 and $13,000, respectively, was recognized as expense in the consolidated statements of operations included in “Item 1.  Financial Statements”.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 90% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the consolidated financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 878.5 limited partnership units (the "Units") (or 1,757 limited partnership interests) in the Partnership representing 10.51% of the outstanding Units at September 30, 2007. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At September 30, 2007 the Partnership holds variable interests in 16 VIEs for which the Partnership is not the primary beneficiary.  The 16 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 16 apartment properties with a total of 846 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $284,000 at September 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 7, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 7, 2007	By: /s/Stephen B. Waters
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

10.2

Assignment and Assumption Agreement by and between Real Estate Associates Limited VI, a California limited partnership, Harlin J. Wall and Parkesedge Corporation, a Pennsylvania corporation, and Harlin J. Wall and M. Joy Wall, individuals, incorporated by reference to Current Report on Form 8-K dated July 25, 2006.

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