Form 10KSB
period 2007-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2008-04-14
CIK 715578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $108,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

                None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.  Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL VI holds limited partnership interests in 13 local limited partnerships (the “Local Limited Partnerships”). In addition the Partnership holds a general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in two additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 15 Local Limited Partnerships. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the Federal or local government. The Partnership sold its interests in 10 Local Limited Partnerships in December 1998. In 2003, the Partnership sold its interest in one Local Limited Partnership and the interest in another Local Limited Partnership was foreclosed on by a noteholder. In 2005, two of the Local Limited Partnerships sold their investment properties and the Partnership assigned its interest in another Local Limited Partnership. In 2006, the Partnership sold its interest in one Local Limited Partnership.  In 2007, two Local Limited Partnerships sold their investment properties.

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

Laws benefiting disabled persons may result in the Local Limited Partnerships’ incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnerships’ properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

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

During the year ended December 31, 2007, all of the projects in which REAL VI had invested were substantially rented.  The following is a schedule of the status as of December 31, 2007 of the projects owned by Local Limited Partnerships in which REAL VI, either directly or indirectly through REA III, is a limited partner.

	SCHEDULE OF PROJECTS OWNED BY
	LOCAL LIMITED PARTNERSHIPS
	IN WHICH REAL VI HAS AN INVESTMENT
	December 31, 2007

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2007	2006

Cady Brook Apts (1)
Charlton, MA	40	(D)	--	95%	93%

Cassady Village
Columbus, OH	98	(A)	50	75%	78%

Crockett Manor
Trenton, TN	38	(C)	38	97%	99%

Grant-Ko Enterprises
Platteville, WI	40	(D)	17	92%	92%

Hummelstown Manor
Hummelstown, PA	51	(D)	50	99%	99%

Kentucky Manor
Oak Grove, KY	48	--	--	94%	86%

Marshall Plaza I
Lorain, OH	40	(B)	39	86%	93%

SCHEDULE OF PROJECTS OWNED BY
LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT (continued)
December 31, 2007

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2007	2006

Marshall Plaza II
Lorain, OH	50	(B)	48	92%	95%

New Bel-Mo
New Glarus, Belleville
Monticello, WI	16	(D)	12	93%	89%

Oakridge Park II
Biloxi, MS	48	(D)	--	93%	95%

Oakwood Manor
Milan, TN	34	--	34	98%	75%

Park Place
Ewing, NJ	126	--	125	96%	98%

Sauk-Ko Enterprises
Baraboo, WI	30	(D)	24	86%	81%

Valley Oaks Senior
Gault, CA	50	State Program	42	98%	99%

Villas de Orocovix
Orocovix, PR	41	(D)	41	100%	100%

Totals	750		520

(1)

Held for sale.

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

(E)

Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2007.

	REAL VI	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Cassady Village	98.99%	$ 54	$ 525

Crockett Manor	99.00%	215	978

Grant-Ko Enterprises	95.00%	213	1,184

Hummelstown Manor	95.00%	330	1,684

Kentucky Manor	95.00%	250	(A)

Marshall Plaza I	98.99%	140	45

Marshall Plaza II	98.99%	180	76

New-Bel-Mo	95.00%	167	347

Oakridge Park II	95.00%	221	1,154

Oakwood Manor	99.00%	148	405

Park Place	90.00%	1,182	3,346

Sauk-Ko Enterprises	95.00%	182	692

Valley Oaks Senior	99.00%	315	(A)

Villas de Orocovix	99.00%	270	1,328

TOTALS		$ 3,867	$11,764

(A)

Financial information is unavailable for this Local Limited Partnership.

The Partnership has a 95% ownership interest in Cady Brook Apartments, which is classified as held for sale at December 31, 2007.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matters through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership.  Limited Partnership Interests may be transferred only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2007, there were 2,993 registered holders of units in REAL VI holding 16,702 partnership interests.  The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. No distributions were made during the years ended December 31, 2007 and 2006.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.53% of the outstanding Units at December 31, 2007. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government.  As a result, the Local Limited Partnerships’ ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. The Partnership received operating distributions from the Local Limited Partnerships of approximately $18,000 and $12,000 during the years ended December 31, 2007 and 2006, respectively, which was recognized as income.

On August 6, 2007 a Local Limited Partnership, SOL 413, sold its investment property, consisting of 12 units, for a sales price of approximately $732,000. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances of approximately $22,000 from the Partnership, the total proceeds to the Partnership were approximately $328,000, which is included in distributions from Local Limited Partnerships recognized as income on the consolidated statements of operations included in “Item 7. Financial Statements”.  The Partnership had no remaining investment balance in SOL 413 at December 31, 2007.

On November 15, 2007, a Local Limited Partnership, Eastridge, sold its investment property, consisting of 96 units, for a sales price of approximately $1,375,000.  The Partnership received proceeds of approximately $1,069,000, which is included in distributions from Local Limited Partnerships recognized as income on the consolidated statements of operations included in “Item 7. Financial Statements”.   The remaining sales proceeds were used to satisfy liabilities associated with Eastridge, including the mortgage encumbering the property.  The Partnership used approximately $557,000 of the proceeds received to repay the non-recourse note and related accrued interest associated with its investment in Eastridge.  The Partnership had no remaining investment balance in Eastridge at December 31, 2007.

On July 25, 2006, the Partnership and two individuals, who are both affiliated with the general partner of Parkesedge Associates, entered into an Assignment and Assumption Agreement to provide for the assignment of the Partnership’s limited partnership interest and extinguishment of the remaining capital contribution due to Parkesedge Associates by the Partnership. During the year ended December 31, 2006, the Partnership received approximately $390,000 of cash and wrote off the remaining capital contribution payable to Parkesedge Associates of approximately $122,000. The Partnership recognized a gain on the sale of approximately $512,000 during the year ended December 31, 2006 as the investment balance in the Local Limited Partnership had been reduced to zero.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including potential adjustments to the sales price.  The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at December 31, 2007.

As of December 31, 2007 and 2006, the Partnership had cash and cash equivalents of approximately $2,695,000 and $2,048,000, respectively.  All of this cash is on deposit with a financial institution earning interest at market rates. This resulted in the Partnership earning approximately $108,000 and $97,000 in interest income for the years ended December 31, 2007 and 2006, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and have principal maturities of December 1999.  The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,686,000, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2007 and are currently in default. During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit them to purchase a series of projects including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at December 31, 2007 was approximately $80,000.  The Partnership’s investment balance in Marshall Plaza I & II Apartments at December 31, 2007 was zero.

Results of Operations

At December 31, 2007, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in two additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 7. Financial Statements”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  For the years ended December 31, 2007 and 2006, the Partnership received approximately $18,000 and $12,000, respectively, in operating distributions from Local Limited Partnerships.

During the year ended December 31, 2007, the Partnership received distributions of approximately $328,000 and $1,069,000 from the proceeds of the sales of the investment properties owned by SOL 413 and Eastridge, respectively.  These distributions were reflected as income on the consolidated statements of operations included in “Item 7. Financial Statements”, as the Partnership had no investment balance remaining in these Local Limited Partnerships.

During the year ended December 31, 2006, the Partnership received approximately $512,000 from the proceeds of the assignment of its remaining Local Limited Partnership interests in Parksedge Associates, which is reflected as income on the consolidated statements of operations included in “Item 7. Financial Statements” as the Partnership had no investment balance remaining in this Local Limited Partnership.

The investment balance in 13 out of 15 Local Limited Partnerships has been reduced to zero as of December 31, 2007. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

The Partnership recognized equity in income and amortization of acquisition costs of Local Limited Partnerships of approximately zero and $11,000 for the years ended December 31, 2007 and 2006, respectively.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2007 and 2006, approximately $32,000 and $30,000, respectively, was advanced to the Local Limited Partnerships and approximately $10,000 and $30,000, respectively, was recognized as expense on the consolidated statements of operations included in “Item 7. Financial Statements”.  During the year ended December 31, 2006, the Partnership received approximately $59,000 from Fillmore, which sold its investment property during 2005, as a partial payment of advances made by the Partnership.  These advances were fully reserved and the collection is reflected as a reduction to advances charged to expense.  As a result of these transactions, advances recognized as expense in the consolidated statement of operations for the year ended December 31, 2006 included in “Item 7. Financial Statements”, are a net credit balance of approximately $29,000.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $4,635,000 and $4,487,000 for the years ended December 31, 2007 and 2006, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $4,468,000 and $4,322,000 for the years ended December 31, 2007 and 2006, respectively.

Total income from continuing operations for the Local Limited Partnerships was approximately $167,000 and $165,000 for the years ended December 31, 2007 and 2006, respectively. The income from continuing operations allocated to the Partnership was approximately $148,000 and $145,000 for 2007 and 2006, respectively, but is not fully recognized on the consolidated statements of operations included in “Item 7. Financial Statements” because the Partnership’s remaining investment balance in certain Local Limited Partnerships has been reduced to zero.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. The increase in interest income is primarily a result of higher average balances of cash on hand due to distributions received during 2007.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs.  Management fees were approximately $109,000 and $115,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in the annual management fee is due to the loss of investment in one Local Limited Partnership during 2006.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $63,000 and $84,000 for the years ended December 31, 2007 and 2006, respectively.  The decrease in legal and accounting fees is due to  decreases in fees associated with the annual audit and legal fees associated with Partnership administration.

General and administrative expenses were approximately $29,000 and $36,000 for the years ended December 31, 2007 and 2006, respectively.  The decrease in general and administrative expenses is due to a decrease in costs paid on behalf of one Local Limited Partnership during 2006 in which the Partnership sold its investment during 2005.

The Partnership incurs expense for certain New Jersey state tax returns.  For the years ended December 31, 2007 and 2006, the tax expense was approximately $95,000 and $44,000, respectively.  The increase in the New Jersey tax expense is due to a credit received in 2006 related to one Local Limited Partnership.

Interest expense on non-recourse notes payable was approximately $56,000 and $66,000 for the years ended December 31, 2007 and 2006, respectively.  The decrease in interest expense is a result of the extinguishment of debt associated with Eastridge due to its sale during 2007.

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

One of the Partnership’s investments involved a purchase of partnership interests from partners who subsequently withdrew from the partnership. The purchase of this interest provided for an additional cash payment of approximately $8,000 based upon specific events as outlined in the purchase agreement. In connection with the sale of SOL 413 during 2007, this amount was written off and recognized as a gain on extinguishment of debt for the year ended December 31, 2007.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 90% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments in and Advances to Local Limited Partnerships” of the consolidated financial statements in “Item 7. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.53% of the outstanding Units at December 31, 2007. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary.  The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note 1 – Organization and Summary of Significant Accounting Policies” which is included in the consolidated financial statements in “Item 7. Financial Statements”.  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and consolidated financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  See “Item 7. Financial Statements-Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy.  The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 7. Financial Statements”.

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

FINANCIAL STATEMENTS

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 31, 2007

Consolidated Statements of Operations – Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows – Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VI

We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VI as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficiency (capital), and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VI at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2008

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEET

December 31, 2007

(in thousands)

Assets

Investments in and advances to Local Limited Partnerships (Note 2)		$ 364
Cash and cash equivalents		2,695
Other receivables		171

Total assets		$ 3,230

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses		$ 34
Taxes payable (Note 5)		140
Notes payable, in default (Note 3)		520
Accrued interest payable, in default (Note 3)		1,166

Partners’ (Deficiency) Capital:
General partners	$ (338)
Limited partners	1,708	1,370

Total liabilities and partners’ (deficiency) capital		$ 3,230

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2007	2006
Revenues:
Interest income	$ 108	$ 97

Operating Expenses:
Management fees - partners (Note 4)	109	115
General and administrative	29	36
Legal and accounting	63	84
Tax expense	95	44
Interest (Note 3)	56	66
Total operating expenses	352	345

Loss from Partnership operations	(244)	(248)
Gain on extinguishment of debt (Note 3)	8	--
Gain on sale of investment in Local Limited Partnership
(Note 2)	--	512
Distributions from Local Limited Partnerships
recognized as income (Note 2)	1,415	12
(Advances to) recoveries from Local Limited Partnerships
recognized as (expense) income (Note 2)	(10)	29
Equity in income of Local Limited Partnerships and
amortization of acquisition costs (Note 2)	--	11

Net income (Note 5)	$ 1,169	$ 316

Net income allocated to general partners (1%)	$ 12	$ 3
Net income allocated to limited partners (99%)	1,157	313

	$ 1,169	$ 316

Net income per limited partnership interest (Note 1)	$ 69.22	$ 18.70

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Number of limited partnership
interests (A)		16,702

Partners' (deficiency) capital at
December 31, 2005	$ (353)	$ 238	$ (115)

Net income for the year ended
December 31, 2006	3	313	316

Partners’ (deficiency) capital at
December 31, 2006	(350)	551	201

Net income for the year ended
December 31, 2007	12	1,157	1,169

Partners’ (deficiency) capital
at December 31, 2007	$ (338)	$ 1,708	$ 1,370

(A)

Consists of 16,702 and 16,714 partnership interests at December 31, 2007 and 2006. During 2007 and 2006, twelve and twenty-six interests were abandoned, respectively (Notes 1 and 7).

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 1,169	$ 316
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in income of Local Limited Partnerships
and amortization of acquisition costs	--	(11)
Advances to Local Limited Partnerships recognized
as expense	10	(29)
Gain on sale of investment in Local Limited
Partnership	--	(512)
Gain on extinguishment of debt	(8)	--
Change in accounts:
Other receivables	(5)	(11)
Due to affiliates	--	(12)
Accounts payable and accrued expenses	(16)	(6)
Accrued interest payable	(331)	66
Taxes payable	8	(4)
Net cash provided by (used in) operating
activities	827	(203)
Cash flows from investing activities:
Proceeds from sale of investment	--	390
Distribution from Local Limited Partnership recognized
as a reduction of the investment balance	--	2
Repayment of advances to Local Limited Partnership	22	--
Advances to Local Limited Partnerships	(32)	29
Net cash (used in) provided by investing activities	(10)	421
Cash flows used in financing activities:
Repayment of note payable	(170)	--
Net increase in cash and cash equivalents	647	218
Cash and cash equivalents, beginning of year	2,048	1,830
Cash and cash equivalents, end of year	$ 2,695	$ 2,048

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 387	$ --

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.  No liquidation fee was accrued related to the dispositions of SOL 413 or Eastridge during the year ended December 31, 2007 or Parksedge Associates during the year ended December 31, 2006, as it is not expected that the limited partners will receive distributions equal to their capital contributions.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Method of Accounting for Investments in Local Limited Partnerships

The investments in Local Limited Partnerships are accounted for using the equity method. Acquisition, selection fees and other costs related to the acquisition of the Local Limited Partnerships have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Income Per Limited Partnership Interest

Net income per limited partner interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,714 and 16,740 as of January 1, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2007 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2007 and 2006.

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” as amended by SFAS No. 119, “Discussions About Derivative Financial Instruments and Fair Value of

Financial Instruments,” requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value.  The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in one Local Limited Partnership and are payable only out of cash distributions from the Local Limited Partnership. The operations generated by the Local Limited Partnership, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable.  The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary.  The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2007, the Partnership holds limited partnership interests in 13 Local Limited Partnerships. In addition, the Partnership holds a majority-owned general partner interest in REA III, which, in turn, holds limited partnership interests in two additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 15 Local Limited Partnerships, which owned, as of December 31, 2007, residential low-income rental projects consisting of 750 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. For the years ended December 31, 2007 and 2006, the Partnership received approximately $18,000 and $12,000, respectively, in operating distributions from Local Limited Partnerships which were recognized as income.

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

As of December 31, 2007, the investment balance in 13 of the 15 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2007 and 2006, approximately $32,000 and $30,000, respectively, was advanced to the Local Limited Partnerships and approximately $10,000 and $30,000, respectively, was recognized as expense in the accompanying consolidated statements of operations.  During the year ended December 31, 2006, the Partnership received approximately $59,000 from Fillmore, which sold its investment property during 2005, as a partial payment of advances made by the Partnership. These advances were fully reserved and the collection is reflected as a reduction to advances charged to expense. As a result of these transactions, advances recognized as expense in the consolidated statement of operations for the year ended December 31, 2006 are a net credit balance of approximately $29,000.

On August 6, 2007 a Local Limited Partnership, SOL 413, sold its investment property, consisting of 12 units, for a sales price of approximately $732,000. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances of approximately $22,000 from the Partnership, the total proceeds to the Partnership were approximately $328,000, which is included in distributions from Local Limited Partnerships recognized as income on the consolidated statements of operations. The Partnership had no remaining investment balance in SOL 413 at December 31, 2007.

On November 15, 2007, a Local Limited Partnership, Eastridge, sold its investment property, consisting of 96 units, for a sales price of approximately $1,375,000.  The Partnership received proceeds of approximately $1,069,000, which is included in distributions from Local Limited Partnerships recognized as income on the consolidated statements of operations.  The remaining sales proceeds were used to satisfy liabilities associated with Eastridge, including the mortgage encumbering the property. The Partnership used approximately $557,000 of the proceeds received to repay the non-recourse note and related accrued interest associated with its investment in Eastridge. The Partnership had no remaining investment balance in Eastridge at December 31, 2007.

On July 25, 2006, the Partnership and two individuals, who are both affiliated with the general partner of Parkesedge Associates, entered into an Assignment and Assumption Agreement to provide for the assignment of the Partnership’s limited partnership interest and extinguishment of the remaining capital contribution due to Parkesedge Associates by the Partnership. During the year ended December 31, 2006, the Partnership received approximately $390,000 of cash and wrote off the remaining capital contribution payable to Parkesedge Associates of approximately $122,000. The Partnership recognized a gain on the sale of approximately $512,000 during the year ended December 31, 2006 as the investment balance in the Local Limited Partnership had been reduced to zero.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including potential adjustments to the sales price.  The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at December 31, 2007.

The following is a summary of the investments in Local Limited Partnerships for the year ended December 31, 2007 (in thousands):

Balance, beginning of year	$ 364
Amortization of acquisition costs	(13)
Advances to Local Limited Partnerships	32
Advances to Local Limited Partnerships
recognized as expense	(10)
Repayment of advance to Local Limited
Partnership	(22)
Equity in income of Local Limited Partnerships	13
Balance, end of year	$ 364

The difference between the investment in the accompanying consolidated balance sheet at December 31, 2007 and the deficiency per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually not material to the overall financial position of the Partnership.  The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2007 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investment in Park Place Associates (the “Material Investee”) is material to the Partnership’s consolidated financial position and amounts included below for the Material Investee are included on an audited basis.

Condensed Combined Balance Sheet of the Local Limited Partnerships
(in thousands)
	December 31, 2007
Assets	Audited	Unaudited	Total
Land	$ 337	$ 872	$ 1,209
Building and improvements, net of
accumulated depreciation of $4,774
and $12,008, respectively	3,071	2,593	5,664
Other assets	2,177	1,895	4,072

Total assets	$ 5,585	$ 5,360	$ 10,945

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 3,346	$ 8,418	$ 11,764
Other liabilities	122	1,197	1,319
Partners’ equity (deficit)	2,117	(4,255)	(2,138)

Total liabilities and partners' deficit	$ 5,585	$ 5,360	$ 10,945

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
	Years Ended December 31,
	2007	2007	2007	2006	2006	2006
Revenues:	Audited	Unaudited	Total	Audited	Unaudited	Total
				(Restated)	(Restated)	(Restated)
Rental and other	$ 1,548	$ 3,087	$ 4,635	$ 1,576	$ 2,911	$ 4,487

Expenses:
Operating expenses	795	2,096	2,891	727	1,977	2,704
Financial expenses	366	576	942	399	538	937
Depreciation and
amortization	223	412	635	222	459	681
Total expenses	1,384	3,084	4,468	1,348	2,974	4,322

Income (loss) from
continuing operations	$ 164	$ 3	$ 167	$ 228	$ (63)	$ 165

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”, the combined results of operations for the years ended December 31, 2007 and 2006 have been restated to exclude the assets, liabilities, and operations of Cady Brook Apartments, as the assets and liabilities of this Local Limited Partnership are held for sale at December 31, 2007, and Eastridge Apartments and SOL 413 due to their sales in 2007.  2007 and 2006 amounts also exclude assets, liabilities and operations of Valley Oaks and Kentucky Manor as no financial information is available for these Local Limited Partnerships.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships and was the property management agent for two of the Local Limited Partnerships for the year ended December 31, 2006. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 for the year ended December 31, 2006. During 2006, the affiliate ceased providing property management services for any of the Local Limited Partnerships.

The current policy of the United States Department of Housing and Urban Development(“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and have principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,686,000, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2007 and are currently in default. During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit them to purchase a series of projects including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at December 31, 2007 was approximately $80,000.   The Partnership’s investment balance in Marshall Plaza I & II Apartments at December 31, 2007 was zero.

One of the Partnership’s investments involved a purchase of partnership interests from partners who subsequently withdrew from the partnership. The purchase of this interest provided for an additional cash payment of approximately $8,000 based upon specific events as outlined in the purchase agreement. In connection with the sale of SOL 413 during 2007, this amount was written off and recognized as a gain on extinguishment of debt for the year ended December 31, 2007.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $109,000 and $115,000 for the years ended December 31, 2007 and 2006, respectively.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships and was the property management agent for two of the Local Limited Partnerships for the year ended December 31, 2006. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 for the year ended December 31, 2006. During 2006, the affiliate ceased providing property management services for any of the Local Limited Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.53% of the outstanding Units at December 31, 2007. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2007	2006
	(in thousands)

Net income per financial statements	$ 1,169	$ 316
Accrued interest	(207)	51
Other	(421)	(4)
Sale of investment in Local Limited
Partnership	--	893
Partnership's share of Local Limited
Partnership	1,331	202
Income per tax return	$ 1,872	$ 1,458

Taxable income per limited partnership
interest	$206.10	$168.46

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities:

December 31, 2007
(in thousands)

Net assets as reported	$ 1,370
Add (deduct):
Deferred offering costs	4,976
Investment in Local Limited Partnerships	(14,895)
Accrued interest	369
Other	3,323
Net deficit – Federal tax basis	$ (4,857)

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the years ended December 31, 2007 and 2006 the expense related to this tax is reflected in tax expense in the consolidated statements of operations.  At December 31, 2007, the Partnership’s estimate of the tax and penalties and interest related to 2002 and 2003 late filings currently due to the state of New Jersey is approximately $140,000 and this amount is reflected in taxes payable on the consolidated balance sheet.

NOTE 6 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL VI HAS INVESTED

(1)

Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts related to the Material Investee – see Note 2):

	Gross Amount at Which Carried
	At December 31, 2007
	(in thousands)
			Buildings
			and Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Cassady Village	$ 525	$ 157	$ 2,057	$ 2,214	$ 1,609	(A)
Crockett Manor	978	87	1,335	1,422	1,113	(A)
Grant-Ko Enterprises	1,184	100	1,506	1,606	1,175	(A)
Hummelstown Manor	1,684	97	1,788	1,885	1,751	1983
Kentucky Manor (B)	--	--	--	--	--	(A)
Marshall Plaza I	45	68	709	777	554	(A)
Marshall Plaza II	76	79	922	1,001	721	(A)
New-Bel-Mo	347	40	575	615	443	(A)
Oakridge Park II	1,154	55	1,645	1,700	1,511	(A)
Oakwood Manor	405	69	902	971	541	(A)
Park Place	3,346	337	7,845	8,182	4,774	1983-1984
Sauk-Ko Enterprises	692	60	1,220	1,280	966	(A)
Valley Oaks Senior (B)	--	--	--	--	--	(A)
Villas de Orocovix	1,328	60	1,942	2,002	1,624
Totals	$11,764	$1,209	$22,446	$23,655	$16,782

(A)

This project was completed when REAL VI invested in the Local Limited Partnership.

(B)

Financial information is unavailable for 2007 and 2006.

(2) Reconciliation of real estate (all amounts unaudited except for those amounts related to the Material Investee – see Note 2) (in thousands):

	Years Ended December 31,
	2007			2006
	Material	2007	2007	Material	2006	2006
	Investee	Unaudited	Total	Investee	Unaudited	Total
Real estate:					(Restated)	(Restated)
Balance at beginning of year	$ 8,182	$19,831	$28,013	$ 8,135	$22,109	$30,244
Improvements	--	60	60	47	104	151
Disposals/impairment	--	(85)	(85)	--	(85)	(85)
Assignment of interest	--	--	--	--	(2,297)	(2,297)
Assets held for sale	--	(2,014)	(2,014)	--	--	--
Sale of property	--	(2,319)	(2,319)	--	--	--
Balance at end of year	$ 8,182	$15,473	$23,655	$ 8,182	$19,831	$28,013

	Years Ended December 31,
	2007			2006
	Material	2007	2007	Material	2006	2006
	Investee	Unaudited	Total	Investee	Unaudited	Total
Accumulated depreciation:					(Restated)	(Restated)
Balance at beginning
of year	$ 4,565	$13,986	$18,551	$ 4,357	$14,752	$19,109
Depreciation expense	209	405	614	208	533	741
Impairment (disposals)	--	586	586	--	(4)	(4)
Assignment of interest	--	--	--	--	(1,295)	(1,295)
Assets held for sale	--	(1,042)	(1,042)	--	--	--
Sale of property	--	(1,927)	(1,927)	--	--	--
Balance at end of year	$ 4,774	$12,008	$16,782	$ 4,565	$13,986	$18,551

NOTE 7 - ABANDONMENT OF UNITS

During the years ended December 31, 2007 and 2006, the number of Limited Partnership Interests decreased by 12 and 26 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

NOTE 8 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8a.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.

Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 8b.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE             GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

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

Name	Age	Position
David R. Robertson	42	President, Chief Executive Officer and Director
Harry G. Alcock	45	Executive Vice President and Director
Lance J. Graber	46	Executive Vice President
Lisa R. Cohn	39	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	44	Executive Vice President, Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Martha L. Long	48	Senior Vice President
Stephen B. Waters	46	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activity. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.  Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco’s  portfolio of properties in the eastern portion of the United States.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasury of the Corporate General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Executive Vice President and Chief Financial Officer of the Corporate General Partner in May 2007.  Mr. Herzog was appointed Chief Financial Officer of AIMCO in November 2005 and was appointed Executive Vice President AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Martha L. Long was appointed Senior Vice President of the Corporate General Partner in May 2007.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in May 2007 and of AIMCO in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

The General Partners own all of the outstanding general partnership interests of the Partnership.  Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Interests of the Partnership as of December 31, 2007.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2007.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,759	10.53%
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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $109,000 and $115,000 for the years ended December 31, 2007 and 2006, respectively.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships and was the property management agent for two of the Local Limited Partnerships for the year ended December 31, 2006. The Local Limited Partnerships paid affiliates of NAPICO property management fees in the amount of 5 percent of their gross revenues. The amounts paid were approximately $8,000 for the year ended December 31, 2006. During 2006, the affiliate ceased providing property management services for any of the Local Limited Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.53% of the outstanding Units at December 31, 2007. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 13.

EXHIBITS

See Exhibit Index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $32,000 and $40,000 for 2007 and 2006, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $22,000 and $21,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

/s/ Martha L. Long
Martha L. Long
Senior Vice President

/s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: April 14, 2008

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director and President	Date: April 14, 2008
David R. Robertson

/s/Harry G. Alcock	Director and Executive	Date: April 14, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Senior Vice President	Date: April 14, 2008
Martha L. Long

/s/Stephen B. Waters	Vice President	Date: April 14, 2008
Stephen B. Waters

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