Form 10-Q
period 2008-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2008-08-07
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited
Partnerships (Note 2)	$ 364	$ 364
Cash and cash equivalents	2,475	2,695
Other receivables	169	171
Total assets	$ 3,008	$ 3,230

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 23	$ 34
Taxes payable	93	140
Notes payable, in default (Note 3)	520	520
Accrued interest payable, in default (Note 3)	1,191	1,166
	1,827	1,860

Partners' (Deficiency) Capital
General partners	(340)	(338)
Limited partners	1,521	1,708
	1,181	1,370

Total liabilities and partners' (deficiency) capital	$ 3,008	$ 3,230

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Interest income	$ 8	$ 26	$ 32	$ 52

Operating Expenses:
Management fees - partners (Note 4)	26	27	52	54
Legal and accounting	15	16	29	31
Tax expense	29	33	62	55
General and administrative	8	6	13	16
Interest (Note 3)	13	17	25	33
Total operating expenses	91	99	181	189

Loss from partnership operations	(83)	(73)	(149)	(137)
Distributions from Local Limited Partnerships
recognized as income (Note 2)	--	13	--	13
(Advances to) recoveries from Local Limited
Partnerships recognized as (expense)
income (Note 2)	(14)	22	(40)	(8)
Equity in loss of Local Limited Partnerships
and amortization of acquisition costs
(Note 2)	--	(22)	--	(22)

Net loss	$ (97)	$ (60)	$ (189)	$ (154)

Net loss allocated to general partners (1%)	$ (1)	$ (1)	$ (2)	$ (2)
Net loss allocated to limited partners (99%)	(96)	(59)	(187)	(152)
	$ (97)	$ (60)	$ (189)	$ (154)
Net loss per limited partnership interest
(Note 1)	$ (5.75)	$ (3.53)	$(11.20)	$ (9.09)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL

(in thousands)

(Unaudited)

	General	Limited
	Partners	Partners	Total
Number of limited partnership
interests (A)		16,702

Partners' (deficiency) capital,
December 31, 2007	$ (338)	$ 1,708	$ 1,370

Net loss for the six months
ended June 30, 2008	(2)	(187)	(189)

Partners' (deficiency) capital,
June 30, 2008	$ (340)	$ 1,521	$ 1,181

(A)

Consists of 16,702 limited partnership interests at June 30, 2008 and December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (189)	$ (154)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in loss of Local Limited Partnerships and
amortization of acquisition costs	--	22
Advances to Local Limited Partnerships recognized as
expense	40	8
Change in accounts:
Other receivables	2	(2)
Taxes payable	(47)	(31)
Accounts payable and accrued expenses	(11)	(26)
Accrued interest payable	25	32
Net cash used in operating activities	(180)	(151)

Cash flows used in investing activities:
Advances to Local Limited Partnerships	(40)	(30)

Net decrease in cash and cash equivalents	(220)	(181)
Cash and cash equivalents, beginning of period	2,695	2,048

Cash and cash equivalents, end of period	$ 2,475	$ 1,867

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position of the Partnership at June 30, 2008 and the consolidated results of operations and changes in cash flows for the six months ended June 30, 2008 and 2007.

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

At June 30, 2008 and December 31, 2007, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary.  The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at both June 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2008 and December 31, 2007, the Partnership holds limited partnership interests in 13 Local Limited Partnerships. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in two additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 15 Local Limited Partnerships which owned, as of June 30, 2008 and December 31, 2007, residential low income rental projects consisting of 750 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  The Partnership received approximately $13,000 in distributions from one Local Limited Partnership during the three and six months ended June 30, 2007, which was recognized as income. No such distributions were received during the three and six months ended June 30, 2008.

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

As of June 30, 2008 and December 31, 2007, the investment balance in 13 of the 15 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village Apartments, Ltd. (“Cassady Village”) and Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2008 and 2007, approximately $40,000 and $30,000 was advanced to the Local Limited Partnerships, approximately $40,000 and $8,000, respectively, of which was recognized as expense on the accompanying consolidated statements of operations.

On August 6, 2007 a Local Limited Partnership, SOL 413, sold its investment property, consisting of 12 units, for a sales price of approximately $732,000. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances of approximately $22,000 from the Partnership, the total proceeds to the Partnership were approximately $328,000, which was included in distributions from Local Limited Partnerships recognized as income for the year ended December 31, 2007.  During the six months ended June 30, 2008, the Partnership agreed to advance SOL 413 approximately $37,000 for costs associated with the Local Limited Partnership’s Puerto Rico tax liability and the Local Limited Partnership’s tax return.  This amount is included in advances to Local Limited Partnerships recognized as expense for the six months ended June 30, 2008. The Partnership had no remaining investment balance in SOL 413 at June 30, 2008 and December 31, 2007.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including an adjustment to the sales price to approximately $1,570,000.  The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at June 30, 2008 and December 31, 2007.

The following is a summary of the investments in Local Limited Partnerships for the six months ended June 30, 2008(in thousands):

Balance, beginning of period	$ 364
Equity in income of Local Limited Partnerships	6
Advances to Local Limited Partnerships	40
Advances to Local Limited Partnerships
recognized as expense	(40)
Amortization of acquisition costs	(6)

Balance, end of period	$ 364

The following are unaudited combined estimated statements of operations for the six months ended June 30, 2008 and 2007 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues
Rental and other	$ 1,205	$ 1,101	$ 2,364	$ 2,223

Expenses
Operating expenses	758	884	1,481	1,560
Financial expenses	235	233	471	467
Depreciation and amortization
expenses	159	170	318	340
	1,152	1,287	2,270	2,367

Income (loss) from continuing
operations	$ 53	$ (186)	$ 94	$ (144)

The combined results of operations for the three and six months ended June 30, 2007 have been restated to exclude the operations of Cady Brook Apartments, which is held for sale at June 30, 2008, and Valley Oaks, for which no financial information is available. In addition, the combined results of operations for the three and six months ended June 30, 2008 and 2007 exclude the operations of Eastridge Apartments and SOL 413 due to their sales in 2007, and Kentucky Manor, for which no financial information is available.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000 which bear interest at 9.5 percent per annum and have principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,711,000 and $1,686,000 at June 30, 2008 and December 31, 2007, respectively, relating to Cassady Village became payable prior to June 30, 2008 and are currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit the holder to purchase a series of projects including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at June 30, 2008 and December 31, 2007 was approximately $80,000.  The Partnership’s investment balance in Marshall Plaza I & II at June 30, 2008 and December 31, 2007 was zero.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $52,000 and $54,000 for the six months ended June 30, 2008 and 2007, respectively.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. No distributions to partners were made during the six months ended June 30, 2008 and 2007.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  For the six months ended June 30, 2007, the Partnership received approximately $13,000 from one Local Limited Partnership which was recognized as income. No distributions were received during the six months ended June 30, 2008.

On August 6, 2007 a Local Limited Partnership, SOL 413, sold its investment property, consisting of 12 units, for a sales price of approximately $732,000. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances of approximately $22,000 from the Partnership, the total proceeds to the Partnership were approximately $328,000, which was included in distributions from Local Limited Partnerships recognized as income for the year ended December 31, 2007. During the six months ended June 30, 2008, the Partnership agreed to advance SOL 413 approximately $37,000 for costs associated with the Local Limited Partnership’s Puerto Rico tax liability and the Local Limited Partnership’s tax return.  This amount is included in advances to Local Limited Partnerships recognized as expense for the six months ended June 30, 2008. The Partnership had no remaining investment balance in SOL 413 at June 30, 2008 and December 31, 2007.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including an adjustment to the sales price to approximately $1,570,000.  The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at June 30, 2008 and December 31, 2007.

As of June 30, 2008 and 2007, the Partnership had cash and cash equivalents of approximately $2,475,000 and $1,867,000, respectively. All of this cash is on deposit primarily with a financial institution, earning interest at market rates. This resulted in the Partnership earning approximately $32,000 and $52,000 in interest income for the six months ended June 30, 2008 and 2007, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and have principal maturities of December 1999.  The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,711,000 and $1,686,000 at June 30, 2008 and December 31, 2007, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to June 30, 2008 and are currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit the holder to purchase a series of projects including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at June 30, 2008 and December 31, 2007 was approximately $80,000.  The Partnership’s investment balance in Marshall Plaza I & II Apartments at June 30, 2008 and December 31, 2007 was zero.

Results of Operations

At June 30, 2008, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in two additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

The investments in all but two of the Local Limited Partnerships have been reduced to zero as of June 30, 2008. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. Management fees were approximately $52,000 and $54,000 for the six months ended June 30, 2008 and 2007, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $29,000 and $31,000 for the six months ended June 30, 2008 and 2007, respectively, and approximately $15,000 and $16,000 for the three months ended June 30, 2008 and 2007, respectively.

General and administrative expenses were approximately $13,000 and $16,000 for the six months ended June 30, 2008 and 2007, respectively, and approximately $8,000 and $6,000 for the three months ended June 30, 2008 and 2007, respectively.

The Partnership incurs expense for certain New Jersey state tax returns.  For the six months ended June 30, 2008 and 2007, the expense was approximately $62,000 and $55,000, respectively, and approximately $29,000 and $33,000 for the three months ended June 30, 2008 and 2007, respectively.

Interest expense on non-recourse notes payable was approximately $25,000 and $33,000 for the six months ended June 30, 2008 and 2007, respectively, and approximately $13,000 and $17,000 for the three months ended June 30, 2008 and 2007, respectively.  The decrease in interest expense is due to the extinguishment of debt associated with Eastridge Apartments due to its sale during the fourth quarter of 2007.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2008 and 2007, approximately $40,000 and $30,000 was advanced to the Local Limited Partnerships, approximately $40,000 and $8,000, respectively, of which was recognized as expense in the consolidated statements of operations included in “Item 1. Financial Statements”.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.53% of the outstanding Units at June 30, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2008 and December 31, 2007, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary.  The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at both June 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 4T.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 7, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 7, 2008	By: /s/Stephen B. Waters
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