Form 10KSB/A
period 2007-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2009-01-22
CIK 715578

                                       UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, DC 20549

                                    FORM 10-KSB/A No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

                                          None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

Explanatory Note

Real Estate Associates Limited VI (the "Partnership" or "Registrant") is filing this Amendment on Form 10-KSB (the "Amendment") for the sole purpose of amending the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (the "Original Filing").  This Amendment adjusts the Partnership’s management fee expense for 2007 and 2006.  Because of the errors noted above, the Partnership's financial statements showed an overstatement of net income for the years ended December 31, 2007 and 2006, respectively, and an understatement of liabilities and overstatement of partners' capital as of December 31, 2007, 2006 and 2005. These errors have been corrected in the restated financial statements.

Please note that this Amendment restates only those items of the Original Filing that were affected by the above-described corrections.   Furthermore, the information contained in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing.  Therefore, you should read this Amendment together with other documents that the Partnership has filed with the United States Securities and Exchange Commission (the "SEC") subsequent to the filing of the Original Filing.  Information in such reports and documents updates and supersedes certain information contained in this Amendment.

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

	SCHEDULE OF PROJECTS OWNED BY
	LOCAL LIMITED PARTNERSHIPS
	IN WHICH REAL VI HAS AN INVESTMENT
	December 31, 2007

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2007	2006

Cady Brook Apts (1)
Charlton, MA	40	(D)	--	95%	93%

CassadyVillage
Columbus, OH	98	(A)	50	75%	78%

Crockett Manor
Trenton, TN	38	(C)	38	97%	99%

Grant-Ko Enterprises
Platteville, WI	40	(D)	17	92%	92%

Hummelstown Manor
Hummelstown, PA	51	(D)	50	99%	99%

KentuckyManor
Oak Grove, KY	48	--	--	94%	86%

MarshallPlazaI
Lorain, OH	40	(B)	39	86%	93%

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

	REAL VI	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

CassadyVillage	98.99%	$ 54	$ 525

Crockett Manor	99.00%	215	978

Grant-Ko Enterprises	95.00%	213	1,184

Hummelstown Manor	95.00%	330	1,684

KentuckyManor	95.00%	250	(A)

MarshallPlazaI	98.99%	140	45

Marshall Plaza II	98.99%	180	76

New-Bel-Mo	95.00%	167	347

Oakridge Park II	95.00%	221	1,154

Oakwood Manor	99.00%	148	405

Park Place	90.00%	1,182	3,346

Sauk-Ko Enterprises	95.00%	182	692

Valley Oaks Senior	99.00%	315	(A)

Villas de Orocovix	99.00%	270	1,328

TOTALS		$ 3,867	$11,764

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs.  Management fees were approximately $150,000 and $158,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in the annual management fee is due to the loss of investment in one Local Limited Partnership during 2006.

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

ITEM 7.     FINANCIAL STATEMENTS

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet – December 31, 2007, as restated

Consolidated Statements of Operations – Years ended December 31, 2007 and 2006, as restated

Consolidated Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2007 and 2006, as restated

Consolidated Statements of Cash Flows – Years ended December 31, 2007 and 2006, as restated

      Notes to Consolidated Financial Statements, as restated

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

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, changes in partners’ (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2007 have been restated.

/s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2008

except for Correction of an Error section of Note 1, as to which the date is January 20, 2009

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEET

December 31, 2007

(in thousands)

(as restated – see Note 1)

Assets

Investments in and advances to Local Limited Partnerships (Note 2)		$ 364
Cash and cash equivalents		2,695
Other receivables		171

Total assets		$ 3,230

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses		$ 34
Taxes payable (Note 5)		140
Due to affiliate (Note 4)		391
Notes payable, in default (Note 3)		520
Accrued interest payable, in default (Note 3)		1,166

Partners’ (Deficiency) Capital:
General partners	$ (342)
Limited partners	1,321	979

Total liabilities and partners’ (deficiency) capital		$ 3,230

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2007	2006
	(Restated – see Note 1)

Revenues:
Interest income	$ 108	$ 97

Operating Expenses:
Management fees - partners (Note 4)	150	158
General and administrative	29	36
Legal and accounting	63	84
Tax expense	95	44
Interest (Note 3)	56	66
Total operating expenses	393	388

Loss from Partnership operations	(285)	(291)
Gain on extinguishment of debt (Note 3)	8	--
Gain on sale of investment in Local Limited Partnership
(Note 2)	--	512
Distributions from Local Limited Partnerships
recognized as income (Note 2)	1,415	12
(Advances to) recoveries from Local Limited
Partnerships recognized as (expense) income (Note 2)	(10)	29
Equity in income of Local Limited Partnerships and
amortization of acquisition costs (Note 2)	--	11

Net income (Note 5)	$ 1,128	$ 273

Net income allocated to general partners (1%)	$ 11	$ 3
Net income allocated to limited partners (99%)	1,117	270

	$ 1,128	$ 273

Net income per limited partnership interest (Note 1)	$ 66.83	$ 16.13

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except partnership interests)

(as restated – see Note 1)

	General	Limited
	Partners	Partners	Total

Number of limited partnership
interests (A)		16,702

Partners’ deficiency (capital) at
December 31, 2005, as previously
reported	$ (353)	$ 238	$ (115)

Restatement for correction of error	(3)	(304)	(307)

Partners' deficit at
December 31, 2005, as restated	(356)	(66)	(422)

Net income for the year ended
December 31, 2006	3	270	273

Partners’ (deficiency) capital at
December 31, 2006	(353)	204	(149)

Net income for the year ended
December 31, 2007	11	1,117	1,128

Partners’ (deficiency) capital
at December 31, 2007	$ (342)	$ 1,321	$ 979

(A)   Consists of 16,702 and 16,714 partnership interests at December 31, 2007 and 2006. During 2007 and 2006, twelve and twenty-six interests were abandoned, respectively (Notes 1 and 7).

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006
	(Restated – see Note 1)

Cash flows from operating activities:
Net income	$ 1,128	$ 273
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in income of Local Limited Partnerships
and amortization of acquisition costs	--	(11)
Advances to Local Limited Partnerships recognized
as expense	10	(29)
Gain on sale of investment in Local Limited
Partnership	--	(512)
Gain on extinguishment of debt	(8)	--
Change in accounts:
Other receivables	(5)	(11)
Due to affiliates	41	31
Accounts payable and accrued expenses	(16)	(6)
Accrued interest payable	(331)	66
Taxes payable	8	(4)
Net cash provided by (used in) operating
activities	827	(203)
Cash flows from investing activities:
Proceeds from sale of investment	--	390
Distribution from Local Limited Partnership recognized
as a reduction of the investment balance	--	2
Repayment of advances to Local Limited Partnership	22	--
Advances to Local Limited Partnerships	(32)	29
Net cash (used in) provided by investing activities	(10)	421
Cash flows used in financing activities:
Repayment of note payable	(170)	--
Net increase in cash and cash equivalents	647	218
Cash and cash equivalents, beginning of year	2,048	1,830
Cash and cash equivalents, end of year	$ 2,695	$ 2,048

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 387	$ --

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

Correction of an Error

As disclosed in “Note 4 – Transactions with Affiliated Parties”, the Partnership is obligated to NAPICO for an annual management fee.  In previous years, the Partnership did not properly recognize the correct amount of management fee expense in accordance with the terms of the Partnership Agreement.  The Partnership incorrectly recognized management fee expense of 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships.  The correct fee is 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships.  This resulted in the cumulative understatement of management fee expense and the cumulative overstatement of partners’ capital of approximately $307,000 prior to January 1, 2006 and an understatement of management fee expense of approximately $41,000 and $43,000 for the years ended December 31, 2007 and 2006, respectively.  Accordingly, net income for the years ended December 31, 2007 and 2006, respectively, was overstated by approximately $41,000 and $43,000, respectively, and partners’ capital was overstated by approximately $391,000 and $350,000 as of December 31, 2007 and 2006, respectively. The consolidated statements of cash flows reflect an adjustment to net income and due to affiliates of approximately $41,000 and $43,000 for the years ended December 31, 2007 and 2006, respectively. The following tables set forth the adjustments to the balance sheet as of December 31, 2007 and the statements of operations for the years ended December 31, 2007 and 2006, respectively.  The only financial statement line items included below are those that have been restated from the originally reported amounts.

	As of December 31, 2007
	(in thousands)

	As Previously	As Restated
	Reported

Due to affiliate	$ --	$ 391
Partners’ capital	1,370	979

	Year Ended December 31, 2007
	(in thousands)

	As Previously	As Restated
	Reported

Management fees - partners	$ 109	$ 150
Net income	1,169	1,128

	Year Ended December 31, 2006
	(in thousands)

	As Previously	As Restated
	Reported

Management fees - partners	$ 115	$ 158
Net income	316	273

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

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $150,000 and $158,000 for the years ended December 31, 2007 and 2006, respectively.

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

A reconciliation follows:

	Years Ended December 31,
	2007	2006
	(in thousands)

Net income per financial statements, as restated	$ 1,128	$ 273
Accrued interest	(207)	51
Other	(380)	39
Saleof investment in Local Limited
Partnership	--	893
Partnership's share of Local Limited
Partnership	1,331	202
Income per tax return	$ 1,872	$ 1,458

Taxable income per limited partnership
interest	$206.10	$168.46

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities, as restated:

December 31, 2007

(in thousands)

Net assets as reported	$ 979
Add (deduct):
Deferred offering costs	4,976
Investment in Local Limited Partnerships	(14,895)
Accrued interest	369
Other	3,714
Net deficit – Federal tax basis	$ (4,857)

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

NOTE 6 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL VI HAS INVESTED

(1)       Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts related to the Material Investee – see Note 2):

	Gross Amount at Which Carried
	At December 31, 2007
	(in thousands)
			Buildings
			and Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

CassadyVillage	$ 525	$ 157	$ 2,057	$ 2,214	$ 1,609	(A)
Crockett Manor	978	87	1,335	1,422	1,113	(A)
Grant-Ko Enterprises	1,184	100	1,506	1,606	1,175	(A)
Hummelstown Manor	1,684	97	1,788	1,885	1,751	1983
KentuckyManor (B)	--	--	--	--	--	(A)
MarshallPlazaI	45	68	709	777	554	(A)
Marshall Plaza II	76	79	922	1,001	721	(A)
New-Bel-Mo	347	40	575	615	443	(A)
Oakridge Park II	1,154	55	1,645	1,700	1,511	(A)
Oakwood Manor	405	69	902	971	541	(A)
Park Place	3,346	337	7,845	8,182	4,774	1983-1984
Sauk-Ko Enterprises	692	60	1,220	1,280	966	(A)
Valley Oaks Senior (B)	--	--	--	--	--	(A)
Villas de Orocovix	1,328	60	1,942	2,002	1,624
Totals	$11,764	$1,209	$22,446	$23,655	$16,782

(A)   This project was completed when REAL VI invested in the Local Limited Partnership.

(B)   Financial information is unavailable for 2007 and 2006.

(2) Reconciliation of real estate (all amounts unaudited except for those amounts related to the Material Investee – see Note 2)(in thousands):

	Years Ended December 31,
	2007			2006
	Material	2007	2007	Material	2006	2006

Investee
		Unaudited	Total
Investee
					Unaudited	Total
Real estate:					(Restated)	(Restated)
Balance at beginning of year	$ 8,182	$19,831	$28,013	$ 8,135	$22,109	$30,244
Improvements	--	60	60	47	104	151
Disposals/impairment	--	(85)	(85)	--	(85)	(85)
Assignment of interest	--	--	--	--	(2,297)	(2,297)
Assets held for sale	--	(2,014)	(2,014)	--	--	--
Saleof property	--	(2,319)	(2,319)	--	--	--
Balance at end of year	$ 8,182	$15,473	$23,655	$ 8,182	$19,831	$28,013

	Years Ended December 31,
	2007			2006
	Material	2007	2007	Material	2006	2006

Investee
		Unaudited	Total
Investee
					Unaudited	Total
Accumulated depreciation:					(Restated)	(Restated)
Balance at beginning
of year	$ 4,565	$13,986	$18,551	$ 4,357	$14,752	$19,109
Depreciation expense	209	405	614	208	533	741
Impairment (disposals)	--	586	586	--	(4)	(4)
Assignment of interest	--	--	--	--	(1,295)	(1,295)
Assets held for sale	--	(1,042)	(1,042)	--	--	--
Sale of property	--	(1,927)	(1,927)	--	--	--
Balance at end of year	$ 4,774	$12,008	$16,782	$ 4,565	$13,986	$18,551

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8a.    CONTROLS AND PROCEDURES

(a)            Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In connection with the restatement of the Partnership’s financial statements due to the failure to properly record management fee expense, the Partnership’s management reevaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on this reevaluation, the Partnership’s management has concluded that a material weakness in the Partnership’s internal control over financial reporting existed and the Partnership’s disclosure controls and procedures were not effective as of December 31, 2007.  Subsequent to September 30, 2008, the Partnership’s management remediated the material weakness in its internal control by restating the Partnership’s financial statements and improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership's accounting review procedures.  Accordingly, the Partnership's management has concluded that, as of the date of this filing, the Partnership's disclosure controls and procedures and internal controls over financial reporting are effective.

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

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting. In the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2007, the Partnership’s management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2007.  As a result of the Partnership’s restatement of its financial statements due to the failure to properly record management fee expense, a control deficiency existed that represented a material weakness in the Partnership’s internal control over financial reporting.  Accordingly, and solely as a consequence of the restatement of the Partnership’s financial statements, the Partnership’s management has revised its earlier assessment and concluded the Partnership’s internal control over financial reporting was not effective as of December 31, 2007.

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

(b)            Changes in Internal Control Over Financial Reporting.

Subsequent to September 30, 2008, the Partnership’s management remediated the material weakness in its internal control by restating the Partnership’s financial statements and improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership's accounting review procedures.  Accordingly, the Partnership's management has concluded that, as of the date of this filing, the Partnership's disclosure controls and procedures and internal controls over financial reporting are effective.

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
(affiliate of the Corporate General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St.Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $150,000 and $158,000 for the years ended December 31, 2007 and 2006, respectively.

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

Date: January 22, 2009

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director and President	Date: January 22, 2009
David R. Robertson

/s/Harry G. Alcock	Director and Executive	Date: January 22, 2009
Harry G. Alcock	Vice President

/s/Martha L. Long	Senior Vice President	Date: January 22, 2009
Martha L. Long

/s/Stephen B. Waters	Vice President	Date: January 22, 2009
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