Form 10-Q/A
period 2008-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2009-01-22
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A No. 1

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

Explanatory Note

Real Estate Associates Limited VI (the "Partnership" or "Registrant") is filing this Amendment on Form 10-Q (the "Amendment") for the sole purpose of amending the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (the "Original Filing").  This Amendment adjusts the Partnership’s management fee expense for 2008 and 2007.  Because of the errors noted above, the Partnership's financial statements showed an understatement of net loss for the three months ended March 31, 2008 and 2007, respectively, and an understatement of liabilities and overstatement of partners' capital as of March 31, 2008 and December 31, 2007. These errors have been corrected in the restated financial statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS

(in thousands)

(as restated – see Note 1)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited
Partnerships (Note 2)	$ 364	$ 364
Cash and cash equivalents	2,680	2,695
Other receivables	165	171
Total assets	$ 3,209	$ 3,230

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 60	$ 34
Taxes payable	173	140
Due to affiliate (Note 4)	400	391
Notes payable, in default (Note 3)	520	520
Accrued interest payable, in default (Note 3)	1,178	1,166
	2,331	2,251

Partners' (Deficiency) Capital
General partners	(343)	(342)
Limited partners	1,221	1,321
	878	979

Total liabilities and partners' (deficiency) capital	$ 3,209	$ 3,230

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2008	2007
	(Restated – see Note 1)
Revenues:
Interest income	$ 24	$ 26

Operating expenses:
Management fees - partners (Note 4)	35	37
Legal and accounting	14	15
Tax expense	33	22
General and administrative	5	10
Interest (Note 3)	12	16
Total operating expenses	99	100

Loss from Partnership operations	(75)	(74)
Advances to Local Limited Partnerships recognized
as expense (Note 2)	(26)	(30)

Net loss	$ (101)	$ (104)

Net loss allocated to general partners (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(100)	(103)

	$ (101)	$ (104)

Net loss per limited partnership interest (Note 1)	$ (5.99)	$ (6.16)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
(Unaudited)
(in thousands, except interest data)

(as restated – see Note 1)

	General	Limited
	Partners	Partners	Total

Number of limited partnership
interests (A)		16,702

Partners' (deficiency) capital,
December 31, 2007	$ (342)	$ 1,321	$ 979

Net loss for the three months
ended March 31, 2008	(1)	(100)	(101)

Partners' (deficiency) capital,
March 31, 2008	$ (343)	$ 1,221	$ 878

Percentage interest at
March 31, 2008	1%	99%	100%

(A)   Consists of 16,702 partnership interests at March 31, 2008 and December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Restated – see Note 1)
Cash flows from operating activities:
Net loss	$ (101)	$ (104)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances to Local Limited Partnerships recognized
as expense	26	30
Change in accounts:
Other receivables	6	--
Due to affiliate	9	10
Accrued taxes	33	20
Accounts payable and accrued expenses	1	(1)
Accrued interest payable	12	16
Net cash used in operating activities	(14)	(29)

Cash flows used in investing activities:
Advances to Local Limited Partnerships	(1)	(30)

Net decrease in cash and cash equivalents	(15)	(59)
Cash and cash equivalents, beginning of period	2,695	2,048

Cash and cash equivalents, end of period	$ 2,680	$ 1,989

Supplemental disclosure of non-cash activity:
Advances payable to Local Limited Partnership	$ 25	$ --

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS

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

Correction of an Error

As disclosed in “Note 4 – Transactions with Affiliated Parties”, the Partnership is obligated to NAPICO for an annual management fee.  In previous years, the Partnership did not properly recognize the correct amount of management fee expense in accordance with the terms of the Partnership Agreement.  The Partnership incorrectly recognized management fee expense of 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships. The correct fee is 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships.  This resulted in the cumulative understatement of management fee expense and a cumulative overstatement of partners’ capital of approximately $350,000 prior to January 1, 2007 and an understatement of management fee expense of approximately $9,000 and $10,000 for the three months ended March 31, 2008 and 2007, respectively.  Accordingly, net loss for the three months ended March 31, 2008 and 2007, respectively, was understated by approximately $9,000 and $10,000, respectively. The consolidated statements of cash flows reflect an adjustment to net income and due to affiliates of approximately $9,000 and $10,000 for the three months ended March 31, 2008 and 2007, respectively. The following tables set forth the adjustments to the balance sheets as of March 31, 2008 and December 31, 2007 and the statements of operations for the three months ended March 31, 2008 and 2007, respectively.  The only financial statement line items included below are those that have been restated from the originally reported amounts.

	As of March 31, 2008
	(in thousands)

	As Previously	As Restated
	Reported

Due to affiliate	$ --	$ 400
Partners’ capital	1,278	878

	As of December 31, 2007
	(in thousands)

	As Previously	As Restated
	Reported

Due to affiliate	$ --	$ 391
Partners’ capital	1,370	979

	Three Months Ended March 31, 2008
	(in thousands)

	As Previously	As Restated
	Reported

Management fees - partners	$ 26	$ 35
Net loss	(92)	(101)

	Three Months Ended March 31, 2007
	(in thousands)

	As Previously	As Restated
	Reported

Management fees - partners	$ 27	$ 37
Net loss	(94)	(104)

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

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $35,000 and $37,000 for the three months ended March 31, 2008 and 2007, respectively.

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

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. Management fees were approximately $35,000 and $37,000 for the three months ended March 31, 2008 and 2007, respectively.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In connection with the restatement of the Partnership’s financial statements due to the failure to properly record management fee expense, the Partnership’s management reevaluated the effectiveness of the Partnership’s disclosure controls and procedures.  Based on this reevaluation, the Partnership’s management has concluded that a material weakness in the Partnership’s internal control over financial reporting existed and the Partnership’s disclosure controls and procedures were not effective as of March 31, 2008.  Subsequent to September 30, 2008, the Partnership’s management remediated the material weakness in its internal control by restating the Partnership’s financial statements and improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership's accounting review procedures.  Accordingly, the Partnership's management has concluded that, as of the date of this filing, the Partnership's disclosure controls and procedures and internal controls over financial reporting are effective.

(b)   Changes in Internal Control Over Financial Reporting

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

Date: January 22, 2009	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: January 22, 2009	By: /s/Stephen B. Waters
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