Form 10-Q
period 2008-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2009-01-22
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Restated)
		(Note)
Assets

Investments in and advances to Local Limited
Partnerships (Note 2)	$ 364	$ 364
Cash and cash equivalents	2,455	2,695
Other receivables	169	171
Total assets	$ 2,988	$ 3,230

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 36	$ 34
Taxes payable	116	140
Due to affiliate (Note 4)	418	391
Notes payable, in default (Note 3)	520	520
Accrued interest payable, in default (Note 3)	1,203	1,166
	2,293	2,251

Partners' (Deficiency) Capital
General partners	(345)	(342)
Limited partners	1,040	1,321
	695	979

Total liabilities and partners' (deficiency)
capital	$ 2,988	$ 3,230

Note:  The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Interest income	$ 9	$ 25	$ 41	$ 77

Operating expenses:
Management fees - partners (Note 4)	35	37	105	111
Legal and accounting	16	14	45	45
Tax expense	23	17	85	72
General and administrative	5	8	18	24
Interest (Note 3)	12	16	37	49
Total operating expenses	91	92	290	301

Loss from partnership operations	(82)	(67)	(249)	(224)
Gain on extinguishment of debt (Note 3)	--	8	--	8
Distributions from Local Limited
Partnerships recognized as
income (Note 2)	5	325	5	338
Advances to Local Limited Partnerships
recognized as expense (Note 2)	--	(2)	(40)	(10)
Equity in loss of Local Limited
Partnerships and amortization of
acquisition costs (Note 2)	--	(58)	--	(80)

Net (loss) income	$ (77)	$ 206	$ (284)	$ 32

Net (loss) income allocated to general
partners (1%)	$ (1)	$ 2	$ (3)	$ --
Net (loss) income allocated to limited
partners (99%)	(76)	204	(281)	32

	$ (77)	$ 206	$ (284)	$ 32
Net (loss) income per limited
partnership interest (Note 1)	$ (4.55)	$ 12.21	$(16.82)	$ 1.91

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		16,702

Partners' (deficiency) capital,
December 31, 2007, as restated (Note 1)	$ (342)	$ 1,321	$ 979

Net loss for the nine months
ended September 30, 2008	(3)	(281)	(284)

Partners' (deficiency) capital,
September 30, 2008	$ (345)	$ 1,040	$ 695

(A)   Consists of 16,702 limited partnership interests at September 30, 2008 and December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net (loss) income	$ (284)	$ 32
Adjustments to reconcile net (loss) income to net
cash (used in) provided byoperating activities:
Equity in loss of Local Limited Partnerships and
amortization of acquisition costs	--	80
Advances to Local Limited Partnerships recognized
as expense	40	10
Gain on extinguishment of debt	--	(8)
Change in accounts:
Other receivables	2	(1)
Taxes payable	(24)	(16)
Due to affiliate	27	30
Accounts payable and accrued expenses	2	(20)
Accrued interest payable	37	49
Net cash (used in) provided by operating
activities	(200)	156

Cash flows from investing activities:
Advances to Local Limited Partnerships	(40)	(32)
Repayment of advance to Local Limited Partnership	--	22
Net cash used in investing activities	(40)	(10)

Net (decrease) increase in cash and cash equivalents	(240)	146
Cash and cash equivalents, beginning of period	2,695	2,048
Cash and cash equivalents, end of period	$ 2,455	$ 2,194

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position of the Partnership at September 30, 2008 and the consolidated results of operations and changes in cash flows for the nine months ended September 30, 2008 and 2007.

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

The Partnership amended its Form 10-KSB for the year ended December 31, 2007 and its Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008 to adjust for an understatement of the Partnership’s management fee expense.  Because of the error noted above, the consolidated balance sheet as of December 31, 2007, including the partners’ capital, and the statements of operations for the three and nine months ended September 30, 2007, have been restated to reflect the correction of this error.

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

At September 30, 2008 and December 31, 2007, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary.  The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at both September 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2008 and December 31, 2007, the Partnership holds limited partnership interests in 13 Local Limited Partnerships. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in two additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 15 Local Limited Partnerships which owned, as of September 30, 2008 and December 31, 2007, residential low income rental projects consisting of 750 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by agencies of the federal or local government.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  The Partnership received approximately $5,000 and $19,000 in operating distributions from Local Limited Partnerships during the nine months ended September 30, 2008 and 2007, respectively, which was recognized as income.

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

As of September 30, 2008 and December 31, 2007, the investment balance in 13 of the 15 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village Apartments, Ltd. (“Cassady Village”) and Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2008 and 2007, approximately $40,000 and $32,000 was advanced to the Local Limited Partnerships, approximately $40,000 and $10,000, respectively, of which was recognized as expense on the accompanying consolidated statements of operations.

On August 6, 2007, a Local Limited Partnership, SOL 413, sold its investment property, consisting of 12 units, for a sales price of approximately $732,000. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances of approximately $22,000 from the Partnership, the total proceeds to the Partnership were approximately $328,000, approximately $319,000 of which was received during the nine months ended September 30, 2007 and included in distributions from Local Limited Partnerships recognized as income for the nine months ended September 30, 2007. In addition, the Partnership recognized a gain on the extinguishment of debt due to the write off of the remaining capital contribution payable of approximately $8,000 (see “Note 3”). During the nine months ended September 30, 2008, the Partnership agreed to advance SOL 413 approximately $37,000 for costs associated with the Local Limited Partnership’s Puerto Rico tax liability and the Local Limited Partnership’s tax return. This amount is included in advances to Local Limited Partnerships recognized as expense for the nine months ended September 30, 2008. The Partnership had no remaining investment balance in SOL 413 at September 30, 2008 and December 31, 2007.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including an adjustment to the sales price to cover the additional debt from the USDA that the Partnership plans to incur to cover immediate capital improvements needed at the property. The proposed new purchase price is $1,570,000.  The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at September 30, 2008 and December 31, 2007.

The following is a summary of the investments in Local Limited Partnerships for the nine months ended September 30, 2008(in thousands):

Balance, beginning of period	$ 364
Equity in income of Local Limited Partnerships	10
Advances to Local Limited Partnerships	40
Advances to Local Limited Partnerships
recognized as expense	(40)
Amortization of acquisition costs	(10)

Balance, end of period	$ 364

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2008 and 2007 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues
Rental and other	$ 1,111	$ 1,166	$ 3,475	$ 3,389

Expenses
Operating expenses	697	751	2,178	2,311
Financial expenses	236	236	707	703
Depreciation and amortization
expenses	158	171	476	511
	1,091	1,158	3,361	3,525

Income (loss) from continuing
operations	$ 20	$ 8	$ 114	$ (136)

The combined results of operations for the three and nine months ended September 30, 2007 have been restated to exclude the operations of Cady Brook Apartments, which is held for sale at September 30, 2008, and Valley Oaks, for which no financial information is available. In addition, the combined results of operations for the three and nine months ended September 30, 2008 and 2007 exclude the operations of Eastridge Apartments and SOL 413 due to their sales in 2007, and Kentucky Manor, for which no financial information is available.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000 which bear interest at 9.5 percent per annum and have principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investment in one Local Limited Partnership. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,723,000 and $1,686,000 at September 30, 2008 and December 31, 2007, respectively, relating to Cassady Village became payable prior to September 30, 2008 and are currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit the holder to purchase a series of projects including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at both September 30, 2008 and December 31, 2007 was approximately $80,000.  The Partnership’s investment balance in Marshall Plaza I & II at both September 30, 2008 and December 31, 2007 was zero.

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

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $105,000 and $111,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. No distributions to partners were made during the nine months ended September 30, 2008 and 2007.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  For the nine months ended September 30, 2008 and 2007, the Partnership received approximately $5,000 and $19,000, respectively, in operating distributions from Local Limited Partnerships which was recognized as income.

On August 6, 2007, a Local Limited Partnership, SOL 413, sold its investment property, consisting of 12 units, for a sales price of approximately $732,000. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances of approximately $22,000 from the Partnership, the total proceeds to the Partnership were approximately $328,000, approximately $319,000 of which was received during the nine months ended September 30, 2007 and included in distributions from Local Limited Partnerships recognized as income for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, the Partnership agreed to advance SOL 413 approximately $37,000 for costs associated with the Local Limited Partnership’s Puerto Rico tax liability and the Local Limited Partnership’s tax return. This amount is included in advances to Local Limited Partnerships recognized as expense for the nine months ended September 30, 2008. The Partnership had no remaining investment balance in SOL 413 at September 30, 2008 and December 31, 2007.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including an adjustment to the sales price to cover the additional debt from the USDA that the Partnership plans to incur to cover immediate capital improvements needed at the property. The proposed new purchase price is $1,570,000.  The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at September 30, 2008 and December 31, 2007.

As of September 30, 2008 and December 31, 2007, the Partnership had cash and cash equivalents of approximately $2,455,000 and $2,695,000, respectively. All of this cash is on deposit primarily with a financial institution, earning interest at market rates. This resulted in the Partnership earning approximately $41,000 and $77,000 in interest income for the nine months ended September 30, 2008 and 2007, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and have principal maturities of December 1999.  The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in one Local Limited Partnership. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,723,000 and $1,686,000 at September 30, 2008 and December 31, 2007, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to September 30, 2008 and are currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit the holder to purchase a series of projects including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at both September 30, 2008 and December 31, 2007 was approximately $80,000.  The Partnership’s investment balance in Marshall Plaza I & II Apartments at both September 30, 2008 and December 31, 2007 was zero.

Results of Operations

At September 30, 2008, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in two additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

The investments in all but two of the Local Limited Partnerships have been reduced to zero as of September 30, 2008. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. Management fees were approximately $105,000 and $111,000 for the nine months ended September 30, 2008 and 2007, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $45,000 for each of the nine months ended September 30, 2008 and 2007, and approximately $16,000 and $14,000 for the three months ended September 30, 2008 and 2007, respectively.

General and administrative expenses were approximately $18,000 and $24,000 for the nine months ended September 30, 2008 and 2007, respectively, and approximately $5,000 and $8,000 for the three months ended September 30, 2008 and 2007, respectively. The decrease in general and administrative expenses is primarily due to a decrease in costs associated with the Partnership’s quarterly and annual communications with investors and regulatory agencies.

The Partnership incurs expense for certain New Jersey state tax returns.  For the nine months ended September 30, 2008 and 2007, the expense was approximately $85,000 and $72,000, respectively, and approximately $23,000 and $17,000 for the three months ended September 30, 2008 and 2007, respectively. The increase in tax expense is primarily due to an increase in the rate charged by the taxing authority.

Interest expense on non-recourse notes payable was approximately $37,000 and $49,000 for the nine months ended September 30, 2008 and 2007, respectively, and approximately $12,000 and $16,000 for the three months ended September 30, 2008 and 2007, respectively.  The decrease in interest expense is due to the extinguishment of debt associated with Eastridge Apartments due to its sale during the fourth quarter of 2007.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2008 and 2007, approximately $40,000 and $32,000 was advanced to the Local Limited Partnerships, approximately $40,000 and $10,000, respectively, of which was recognized as expense in the consolidated statements of operations included in “Item 1. Financial Statements”.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.53% of the outstanding Units at September 30, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At September 30, 2008 and December 31, 2007, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary.  The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at both September 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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