Form 10-K
period 2008-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2009-04-15
CIK 715578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _________to _________

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

Registrant's telephone number, including area code (864) 239-1000

                         Securities registered pursuant to Section 12(b) of the Act:

                                                     None

                         Securities registered pursuant to Section 12(g) of the Act:

                                        Limited Partnership Interests

                                               (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Although each of the Local Limited Partnerships in which the Partnership has invested owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible “low income” tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership has no employees. Management and administrative services are performed for the Partnership by the Corporate General Partner and agents retained by the Corporate General Partner.

Item 1A. RISK FACTORS

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Government housing regulations may limit the opportunities at the properties owned by the Local Limited Partnerships

In order to stimulate private investment in low income housing, the Federal government and certain state and local agencies provided ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains.  There remains, however, significant risks associated with the ownership of low income housing projects.  The long-term nature of investments in government assisted housing limits the ability of the Partnership to vary its portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

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

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Local Limited Partnerships’ properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of their properties.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

ITEM 2.   PROPERTIES

During the year ended December 31, 2008, all of the projects in which REAL VI had invested were substantially rented.  The following is a schedule of the status as of December 31, 2008 of the projects owned by Local Limited Partnerships in which REAL VI, either directly or indirectly through REA III, is a limited partner.

SCHEDULE OF PROJECTS OWNED BY
LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT
December 31, 2008

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2008	2007

Cady Brook Apts (1)
Charlton, MA	40	--	--	95%	95%

Cassady Village
Columbus, OH	98	(A)	50	85%	75%

Crockett Manor
Trenton, TN	38	(C)	38	97%	97%

Grant-Ko Enterprises
Platteville, WI	40	(D)	17	91%	92%

Hummelstown Manor
Hummelstown, PA	51	(D)	50	99%	99%

Kentucky Manor
Oak Grove, KY	48	--	--	94%	94%

Marshall Plaza I
Lorain, OH	40	(B)	39	92%	86%

Marshall Plaza II
Lorain, OH	50	(B)	48	97%	92%

New Bel-Mo
New Glarus, Belleville
Monticello, WI	16	(D)	12	91%	93%

Oakridge Park II
Biloxi, MS	48	(D)	--	94%	93%

Oakwood Manor
Milan, TN	34	State Program	34	97%	98%

SCHEDULE OF PROJECTS OWNED BY
LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT (continued)
December 31, 2008
		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2008	2007

Park Place
Ewing, NJ	126	State Program	125	93%	96%

Sauk-Ko Enterprises
Baraboo, WI	30	(D)	24	81%	86%

Valley Oaks Senior
Gault, CA	50	State Program	42	96%	98%

Villas de Orocovix
Orocovix, PR	41	(D)	41	100%	100%

Totals	750		520

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

(E)   Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2008.

	REAL VI	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Cassady Village	98.99%	$ 54	$ 443

Crockett Manor	99.00%	215	978

Grant-Ko Enterprises	95.00%	213	1,175

Hummelstown Manor	95.00%	330	1,673

Kentucky Manor	95.00%	250	(A)

Marshall Plaza I	98.99%	140	25

Marshall Plaza II	98.99%	180	48

New-Bel-Mo	95.00%	167	330

Oakridge Park II	95.00%	221	1,145

Oakwood Manor	99.00%	148	361

Park Place	90.00%	1,182	2,947

Sauk-Ko Enterprises	95.00%	182	691

Valley Oaks Senior	99.00%	315	1,771

Villas de Orocovix	99.00%	270	1,314

TOTALS		$ 3,867	$12,901

(A)   Financial information is unavailable for this Local Limited Partnership.

The Partnership has a 95% ownership interest in Cady Brook Apartments, which is classified as held for sale at December 31, 2008.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matters through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership.  Limited Partnership Interests may be transferred only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2008, there were 2,960 registered holders of units in REAL VI holding 16,698 partnership interests.  The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. No distributions were made during the years ended December 31, 2008 and 2007.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.53% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. The Partnership received operating distributions from the Local Limited Partnerships of approximately $24,000 and $18,000 during the years ended December 31, 2008 and 2007, respectively, which were recognized as income.

On August 6, 2007 a Local Limited Partnership, SOL 413, sold its investment property, consisting of 12 units, for a sales price of approximately $732,000. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances of approximately $22,000 from the Partnership, the total proceeds to the Partnership were approximately $328,000, which is included in distributions from Local Limited Partnerships recognized as income on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. During the year ended December 31, 2008, the Partnership agreed to advance SOL 413 approximately $37,000 for costs associated with the Local Limited Partnership’s tax return. This amount is included in advances to Local Limited Partnerships recognized as expense for the year ended December 31, 2008. The Partnership had no remaining investment balance in SOL 413 at December 31, 2008 or 2007.

On November 15, 2007, a Local Limited Partnership, Eastridge, sold its investment property, consisting of 96 units, for a sales price of approximately $1,375,000.  The Partnership received proceeds of approximately $1,069,000, which is included in distributions from Local Limited Partnerships recognized as income on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.   The remaining sales proceeds were used to satisfy liabilities associated with Eastridge, including the mortgage encumbering the property.  The Partnership used approximately $557,000 of the proceeds received to repay the non-recourse note and related accrued interest associated with its investment in Eastridge.  The Partnership had no remaining investment balance in Eastridge at December 31, 2008 or 2007.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including an adjustment to the sales price to cover the additional debt from the USDA that the Local Limited Partnership plans to incur to cover immediate capital improvements needed at the property. The proposed new purchase price is $1,570,000.  The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at December 31, 2008 or 2007.

As of December 31, 2008 and 2007, the Partnership had cash and cash equivalents of approximately $2,431,000 and $2,695,000, respectively.  All of this cash is on deposit with a financial institution earning interest at market rates. This resulted in the Partnership earning approximately $48,000 and $108,000 in interest income for the years ended December 31, 2008 and 2007, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and had principal maturity of December 1999.  The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,735,000 and $1,686,000 at December 31, 2008 and 2007, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2008 and are currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit them to purchase a series of projects including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments. Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at both December 31, 2008 and 2007 was approximately $80,000.  The Partnership’s investment balance in Marshall Plaza I & II Apartments at both December 31, 2008 and 2007 was zero.

Results of Operations

At December 31, 2008, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in two additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  For the years ended December 31, 2008 and 2007, the Partnership received approximately $24,000 and $18,000, respectively, in operating distributions from Local Limited Partnerships.

During the year ended December 31, 2007, the Partnership received distributions of approximately $328,000 and $1,069,000 from the proceeds of the sales of the investment properties owned by SOL 413 and Eastridge, respectively.  These distributions were reflected as income on the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data”, as the Partnership had no investment balance remaining in these Local Limited Partnerships.

The investment balance in 13 out of 15 Local Limited Partnerships has been reduced to zero as of December 31, 2008 and 2007. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2008 and 2007, approximately $40,000 and $32,000, respectively, was advanced to the Local Limited Partnerships and approximately $40,000 and $10,000, respectively, was recognized as expense on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $5,231,000 and $4,931,000 for the years ended December 31, 2008 and 2007, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $4,918,000 and $4,814,000 for the years ended December 31, 2008 and 2007, respectively.

Total income from continuing operations for the Local Limited Partnerships was approximately $313,000 and $117,000 for the years ended December 31, 2008 and 2007, respectively. The income from continuing operations allocated to the Partnership was approximately $287,000 and $98,000 for 2008 and 2007, respectively, but was not fully recognized on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership’s remaining investment balance in certain Local Limited Partnerships has been reduced to zero.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. The decrease in interest income is primarily a result of lower average interest rates.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs.  Management fees were approximately $140,000 and $150,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in management fees is due to the Partnership’s loss of its investment in two Local Limited Partnerships during 2007.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $63,000 for each of the years ended December 31, 2008 and 2007.

General and administrative expenses were approximately $23,000 and $29,000 for the years ended December 31, 2008 and 2007, respectively.  The decrease in general and administrative expenses is due to a decrease in costs associated with the Partnership’s quarterly and annual communication with investors and regulatory agencies.

The Partnership incurs expense for certain New Jersey state tax returns.  For the years ended December 31, 2008 and 2007, the tax expense was approximately $143,000 and $95,000, respectively.  The increase in the New Jersey tax expense is primarily due to an increase in the rate charged by the taxing authority.

Interest expense on non-recourse notes payable was approximately $49,000 and $56,000 for the years ended December 31, 2008 and 2007, respectively.  The decrease in interest expense is a result of the extinguishment of debt associated with Eastridge due to its sale during 2007.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 90% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments in and Advances to Local Limited Partnerships” of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.53% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary.  The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at both December 31, 2008 and 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note 1 – Organization and Summary of Significant Accounting Policies” which is included in the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and consolidated financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  See “Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy.  The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets – December 31, 2008 and 2007

      Consolidated Statements of Operations – Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2008 and 2007

      Consolidated Statements of Cash Flows – Years ended December 31, 2008 and 2007

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VI

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VI as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' deficiency (capital), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VI at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2009

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
Assets

Investments in and advances to Local Limited Partnerships
(Note 2)	$ 364	$ 364
Cash and cash equivalents	2,431	2,695
Other receivables	169	171

Total assets	$ 2,964	$ 3,230

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 35	$ 34
Taxes payable (Note 5)	174	140
Due to affiliate (Note 4)	428	391
Notes payable, in default (Note 3)	520	520
Accrued interest payable, in default (Note 3)	1,215	1,166
	2,372	2,251

Partners’ (deficiency) capital:
General partners	(346)	(342)
Limited partners	938	1,321
	592	979

Total liabilities and partners’ (deficiency) capital	$ 2,964	$ 3,230

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2008	2007
Revenues:
Interest income	$ 47	$ 108

Operating Expenses:
Management fees - partners (Note 4)	140	150
General and administrative	23	29
Legal and accounting	63	63
Tax expense	143	95
Interest (Note 3)	49	56
Total operating expenses	418	393

Loss from Partnership operations	(371)	(285)
Gain on extinguishment of debt (Note 3)	--	8
Distributions from Local Limited Partnerships
recognized as income (Note 2)	24	1,415
Advances to Local Limited Partnerships recognized as
expense (Note 2)	(40)	(10)

Net (loss) income (Note 5)	$ (387)	$ 1,128

Net (loss) income allocated to general partners (1%)	$ (4)	$ 11
Net (loss) income allocated to limited partners (99%)	(383)	1,117

	$ (387)	$ 1,128

Net (loss) income per limited partnership interest
(Note 1)	$(22.93)	$ 66.83

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Number of limited partnership
interests (A)		16,698

Partners' (deficiency) capital at
December 31, 2006	$ (353)	$ 204	$ (149)

Net income for the year ended
December 31, 2007	11	1,117	1,128

Partners’ (deficiency) capital at
December 31, 2007	(342)	1,321	979

Net loss for the year ended
December 31, 2008	(4)	(383)	(387)

Partners’ (deficiency) capital
at December 31, 2008	$ (346)	$ 938	$ 592

(A)   Consists of 16,698 and 16,702 partnership interests at December 31, 2008 and 2007. During 2008 and 2007, four and twelve interests were abandoned, respectively (Notes 1 and 7).

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (387)	$ 1,128
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Advances to Local Limited Partnerships recognized
as expense	40	10
Gain on extinguishment of debt	--	(8)
Change in accounts:
Other receivables	2	(5)
Due to affiliates	37	41
Accounts payable and accrued expenses	1	(16)
Accrued interest payable	49	(331)
Taxes payable	34	8
Net cash (used in) provided by operating
activities	(224)	827
Cash flows from investing activities:
Repayment of advances to Local Limited Partnership	--	22
Advances to Local Limited Partnerships	(40)	(32)
Net cash used in investing activities	(40)	(10)
Cash flows used in financing activities:
Repayment of note payable	--	(170)

Net (decrease) increase in cash and cash equivalents	(264)	647
Cash and cash equivalents, beginning of year	2,695	2,048
Cash and cash equivalents, end of year	$ 2,431	$ 2,695

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 387

See Accompanying Notes to Consolidated Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED VI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2008

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.  No liquidation fee was accrued related to the dispositions of SOL 413 or Eastridge during the year ended December 31, 2007, as it is not expected that the limited partners will receive distributions equal to their capital contributions.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 16,702 and 16,714 as of January 1, 2008 and 2007, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2008 and 2007 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2008 and 2007.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary.  The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $364,000 at both December 31, 2008 and 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2008 and 2007, the Partnership holds limited partnership interests in 13 Local Limited Partnerships. In addition, the Partnership holds a majority-owned general partner interest in REA III, which, in turn, holds limited partnership interests in two additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 15 Local Limited Partnerships, which owned, as of December 31, 2008 and 2007, residential low-income rental projects consisting of 750 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. For the years ended December 31, 2008 and 2007, the Partnership received approximately $24,000 and $18,000, respectively, in operating distributions from Local Limited Partnerships which were recognized as income.

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

As of December 31, 2008 and 2007, the investment balance in 13 of the 15 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which collection is not probable are charged to expense. During the years ended December 31, 2008 and 2007, approximately $40,000 and $32,000, respectively, was advanced to the Local Limited Partnerships and approximately $40,000 and $10,000, respectively, was recognized as expense in the accompanying consolidated statements of operations.

On August 6, 2007 a Local Limited Partnership, SOL 413, sold its investment property, consisting of 12 units, for a sales price of approximately $732,000. After payment of closing costs, repayment of the mortgage encumbering SOL 413’s investment property, and payment of other liabilities associated with SOL 413’s investment property, including advances of approximately $22,000 from the Partnership, the total proceeds to the Partnership were approximately $328,000, which is included in distributions from Local Limited Partnerships recognized as income on the accompanying consolidated statements of operations. During the year ended December 31, 2008, the Partnership agreed to advance SOL 413 approximately $37,000 for costs associated with the Local Limited Partnership’s tax return. This amount is included in advances to Local Limited Partnerships recognized as expense for the year ended December 31, 2008. The Partnership had no remaining investment balance in SOL 413 at December 31, 2008 or 2007.

On November 15, 2007, a Local Limited Partnership, Eastridge, sold its investment property, consisting of 96 units, for a sales price of approximately $1,375,000.  The Partnership received proceeds of approximately $1,069,000, which is included in distributions from Local Limited Partnerships recognized as income on the accompanying consolidated statements of operations. The remaining sales proceeds were used to satisfy liabilities associated with Eastridge, including the mortgage encumbering the property.  The Partnership used approximately $557,000 of the proceeds received to repay the non-recourse note and related accrued interest associated with its investment in Eastridge.  The Partnership had no remaining investment balance in Eastridge at December 31, 2008 or 2007.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including an adjustment to the sales price to cover the additional debt from the USDA that the Local Limited Partnership plans to incur to cover immediate capital improvements needed at the property. The proposed new purchase price is $1,570,000.  The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at December 31, 2008 or 2007.

The following is a summary of the investments in Local Limited Partnerships for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Balance, beginning of year	$ 364	$ 364
Amortization of acquisition costs	(13)	(13)
Advances to Local Limited Partnerships	40	32
Advances to Local Limited Partnerships
recognized as expense	(40)	(10)
Repayment of advance to Local Limited
Partnership	--	(22)
Equity in income of Local Limited Partnerships	13	13
Balance, end of year	$ 364	$ 364

The difference between the investment in the accompanying consolidated balance sheets at December 31, 2008 and 2007 and the deficiency per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually not material to the overall financial position of the Partnership.  The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2008 and 2007 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investment in Park Place Associates (the “Material Investee”) is material to the Partnership’s consolidated financial position and amounts included below for the Material Investee are included on an audited basis.

Condensed Combined Balance Sheets of the Local Limited Partnerships
(in thousands)
	December 31, 2008			December 31, 2007
	Material			Material
	Investee	Unaudited	Total	Investee	Unaudited	Total
Assets					(Restated)	(Restated)
Land	$ 337	$ 994	$ 1,331	$ 337	$ 994	$ 1,331
Building and improvements,
net of accumulated depreciation
of $4,983, $14,289, $4,774 and
$13,810, respectively	2,873	2,335	5,208	3,071	2,759	5,830
Other assets	2,024	2,560	4,584	2,177	2,106	4,283

Total assets	$5,234	$ 5,889	$11,123	$5,585	$ 5,859	$11,444

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$2,947	$ 9,954	$12,901	$3,346	$10,189	$13,535
Other liabilities	80	1,336	1,416	122	1,242	1,364
Partners’ equity (deficit)	2,207	(5,401)	(3,194)	2,117	(5,572)	(3,455)

Total liabilities and partners'
deficit	$5,234	$ 5,889	$11,123	$5,585	$ 5,859	$11,444

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
	Years Ended December 31,
	2008	2008	2008	2007	2007	2007
	Material			Material
Revenues:	Investee	Unaudited	Total	Investee	Unaudited	Total
					(Restated)	(Restated)
Rental and other	$ 1,489	$ 3,742	$ 5,231	$ 1,548	$ 3,383	$ 4,931

Expenses:
Operating expenses	798	2,515	3,313	795	2,364	3,159
Financial expenses	331	565	896	366	576	942
Depreciation and
amortization	223	486	709	223	490	713
Total expenses	1,352	3,566	4,918	1,384	3,430	4,814

Income (loss) from
continuing operations	$ 137	$ 176	$ 313	$ 164	$ (47)	$ 117

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”, the combined results of operations for the years ended December 31, 2008 and 2007 exclude the assets, liabilities, and operations of Cady Brook Apartments, as the assets and liabilities of this Local Limited Partnership are held for sale at December 31, 2008, and Eastridge Apartments and SOL 413 due to their sales in 2007.  2008 and 2007 amounts also exclude assets, liabilities and operations of Kentucky Manor as no financial information is available for this Local Limited Partnership. 2007 amounts have been restated to include the assets, liabilities and operations of Valley Oaks.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and has principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,735,000 and $1,686,000 at December 31, 2008 and 2007, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2008 and are currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village to permit them to purchase a series of projects including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments. Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agreed to forebear taking any action under the note for such period.  The Partnership’s investment balance in Cassady Village at both December 31, 2008 and 2007 was approximately $80,000. The Partnership’s investment balance in Marshall Plaza I & II Apartments at both December 31, 2008 and 2007 was zero.

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

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $140,000 and $150,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the Partnership owed NAPICO approximately $428,000 and $391,000, respectively, for unpaid fees. These unpaid fees were paid to NAPICO subsequent to December 31, 2008.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.53% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2008	2007
	(in thousands)

Net (loss) income per financial statements	$ (387)	$ 1,128
Accrued interest	(347)	(207)
Other	186	(380)
Partnership's share of Local Limited
Partnership	1,093	1,331
Income per tax return	$ 545	$ 1,872

Taxable income per limited partnership
interest	$ 64.59	$206.10

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities:

December 31,

2008

2007

	(in thousands)

Net assets as reported	$ 592	$ 979
Add (deduct):
Deferred offering costs	4,976	4,976
Investment in Local Limited Partnerships	(14,180)	(14,895)
Accrued interest	409	369
Other	3,895	3,714
Net deficit – Federal tax basis	$ (4,308)	$ (4,857)

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the years ended December 31, 2008 and 2007 the expense related to this tax is reflected in tax expense in the consolidated statements of operations.  At December 31, 2008 and 2007, the Partnership’s estimate of the tax and penalties and interest related to 2002 and 2003 late filings currently due to the state of New Jersey is approximately $174,000 and $140,000, respectively, and this amount is reflected in taxes payable on the consolidated balance sheets.

NOTE 6 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS INVESTED

(1)       Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts related to the Material Investee – see Note 2):

	Gross Amount at Which Carried
	At December 31, 2008
	(in thousands)
			Buildings
			and Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Cassady Village	$ 443	$ 157	$ 2,057	$ 2,214	$ 1,677	(A)
Crockett Manor	978	87	1,344	1,431	1,164	(A)
Grant-Ko Enterprises	1,175	100	1,510	1,610	1,228	(A)
Hummelstown Manor	1,673	97	1,801	1,898	1,763	1983
Kentucky Manor (B)	--	--	--	--	--	(A)
Marshall Plaza I	25	68	709	777	577	(A)
Marshall Plaza II	48	79	922	1,001	751	(A)
New-Bel-Mo	330	40	575	615	463	(A)
Oakridge Park II	1,145	55	1,666	1,721	1,524	(A)
Oakwood Manor	361	69	906	975	566	(A)
Park Place	2,947	337	7,856	8,193	4,983	1983-1984
Sauk-Ko Enterprises	691	60	1,224	1,284	1,007	(A)
Valley Oaks Senior	1,771	122	1,968	2,090	1,880	(A)
Villas de Orocovix	1,314	60	1,942	2,002	1,689	1983-1984
Totals	$12,901	$1,331	$24,480	$25,811	$19,272

(A)   This project was completed when REAL VI invested in the Local Limited Partnership.

(B)   Financial information is unavailable for 2008.

(2) Reconciliation of real estate (all amounts unaudited except for those amounts related to the Material Investee – see Note 2)(in thousands):

	Years Ended December 31,
	2008			2007
	Material	2008	2008	Material	2007	2007

Investee
		Unaudited	Total
Investee
					Unaudited	Total
Real estate:					(Restated)	(Restated)
Balance at beginning of year	$ 8,182	$17,563	$25,745	$ 8,182	$21,920	$30,102
Improvements	11	55	66	--	61	61
Disposals/impairment	--	--	--	--	(85)	(85)
Assets held for sale	--	--	--	--	(2,014)	(2,014)
Saleof property	--	--	--	--	(2,319)	(2,319)
Balance at end of year	$ 8,193	$17,618	$25,811	$ 8,182	$17,563	$25,745

	Years Ended December 31,
	2008			2007
	Material	2008	2008	Material	2007	2007

Investee
		Unaudited	Total
Investee
					Unaudited	Total
Accumulated depreciation:					(Restated)	(Restated)
Balance at beginning
of year	$ 4,774	$13,810	$18,584	$ 4,565	$15,710	$20,275
Depreciation expense	209	479	688	209	483	692
Impairment	--	--	--	--	586	586
Assets held for sale	--	--	--	--	(1,042)	(1,042)
Sale of property	--	--	--	--	(1,927)	(1,927)
Balance at end of year	$ 4,983	$14,289	$19,272	$ 4,774	$13,810	$18,584

NOTE 7 - ABANDONMENT OF UNITS

During the years ended December 31, 2008 and 2007, the number of Limited Partnership Interests decreased by 4 and 12 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

NOTE 8 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position
David R. Robertson	43	President, Chief Executive Officer, Chief Financial Officer and Director
Harry G. Alcock	46	Executive Vice President and Director
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President - Securities and Debt;
		Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	37	Senior Vice President
Stephen B. Waters	47	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  In addition Mr. Robertson became the Chief Financial Officer of the Corporate General Partner and AIMCO in March 2009.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities. Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a privately held chain of specialty food stores that he founded.

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasurer of the Corporate General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   The General Partners own all of the outstanding general partnership interests of the Partnership.  Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Interests of the Partnership as of December 31, 2008.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2008.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $140,000 and $150,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the Partnership owed NAPICO approximately $428,000 and $391,000, respectively, for unpaid fees. These unpaid fees were paid to NAPICO subsequent to December 31, 2008.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.53% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $34,000 and $32,000 for 2008 and 2007, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $24,000 and $22,000 for 2008 and 2007, respectively.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following financial statements are included in Item 8:

Consolidated Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2008 and 2007

   Consolidated Statements of Operations - Years Ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years Ended December 31, 2008 and 2007

  Consolidated Statements of Cash Flows - Years Ended December 31, 2008 and 2007

   Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

/s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

/s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director and President	Date: April 15, 2009
David R. Robertson

/s/Harry G. Alcock	Director and Executive	Date: April 15, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Senior Vice President	Date: April 15, 2009
Steven D. Cordes

/s/Stephen B. Waters	Vice President	Date: April 15, 2009
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