Form 10-Q
period 2009-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2009-11-16
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited
Partnerships (Note 2)	$ 309	$ 364
Cash and cash equivalents	1,638	2,431
Receivables – limited partners	170	169
Total assets	$ 2,117	$ 2,964

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 30	$ 35
Taxes payable	11	174
Due to affiliate (Note 4)	12	428
Notes payable, in default (Note 3)	520	520
Accrued interest payable, in default (Note 3)	1,252	1,215
	1,825	2,372

Contingencies (Note 7)

Partners' (deficiency) capital
General partners	(349)	(346)
Limited partners	641	938
	292	592
Total liabilities and partners' (deficiency)
capital	$ 2,117	$ 2,964

Note:  The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Interest and other income	$ 1	$ 9	$ 3	$ 41

Operating expenses:
Management fees - partners (Note 4)	35	35	106	105
Legal and accounting	21	16	75	45
Tax expense (Note 5)	24	23	(26)	85
General and administrative	6	5	18	18
Interest (Note 3)	12	12	37	37
Total operating expenses	98	91	210	290

Loss from partnership operations	(97)	(82)	(207)	(249)
Distributions from Local Limited
Partnerships recognized as
income (Note 2)	--	5	--	5
Advances to Local Limited Partnerships recognized as
expense (Note 2)	--	--	(38)	(40)
Equity in loss of Local Limited
Partnerships and amortization of
acquisition costs (Note 2)	(42)	--	(55)	--

Net loss	$ (139)	$ (77)	$ (300)	$ (284)

Net loss allocated to general
partners (1%)	$ (1)	$ (1)	$ (3)	$ (3)
Net loss allocated to limited
partners (99%)	(138)	(76)	(297)	(281)

	$ (139)	$ (77)	$ (300)	$ (284)
Net loss per limited partnership
interest (Note 1)	$ (8.26)	$ (4.55)	$(17.79)	$(16.82)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total
Number of limited partnership
interests (A)		16,698

Partners' (deficiency) capital,
December 31, 2008	$ (346)	$ 938	$ 592

Net loss for the nine months
ended September 30, 2009	(3)	(297)	(300)

Partners' (deficiency) capital,
September 30, 2009	$ (349)	$ 641	$ 292

Percentage interest at
September 30, 2009	1%	99%	100%

(A)   Consists of 16,698 limited partnership interests at September 30, 2009 and December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$ (300)	$ (284)
Adjustments to reconcile net loss to net cash used
in operating activities:
Equity in loss of Local Limited Partnerships and
amortization of acquisition costs	55	--
Advances to Local Limited Partnerships recognized
as expense	38	40
Change in accounts:
Receivables – limited partners	(1)	2
Due to affiliate	(416)	27
Taxes payable	(163)	(24)
Accounts payable and accrued expenses	(5)	2
Accrued interest payable	37	37
Net cash used in operating activities	(755)	(200)

Cash flows used in investing activities:
Advances to Local Limited Partnerships	(38)	(40)

Net decrease in cash and cash equivalents	(793)	(240)
Cash and cash equivalents, beginning of period	2,431	2,695
Cash and cash equivalents, end of period	$ 1,638	$ 2,455

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the consolidated financial position of the Partnership at September 30, 2009 and the consolidated results of operations and changes in cash flows for the nine months ended September 30, 2009 and 2008.

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

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,698 and 16,702 for the three and nine months ended September 30, 2009 and 2008, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary.  The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $309,000 and $364,000 at September 30, 2009 and December 31, 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for the Partnership in 2010. Early adoption is prohibited.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnerships financial statements.  As of September 30, 2009, SFAS 167 had not been added to the FASB ASC.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in 13 Local Limited Partnerships. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in two additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 15 Local Limited Partnerships which owned, as of September 30, 2009 and December 31, 2008, residential low income rental projects consisting of 750 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. The Partnership received approximately $5,000 in operating distributions from Local Limited Partnerships during the nine months ended September 30, 2008 which was recognized as income. No such distributions were received during the nine months ended September 30, 2009.

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

As of September 30, 2009 and December 31, 2008, the investment balance in 13 of the 15 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Cassady Village Apartments, Ltd. (“Cassady Village”) and Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2009 and 2008, approximately $38,000 and $40,000, respectively, were recognized as expense on the accompanying consolidated statements of operations for advances to the Local Limited Partnerships.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is expected to close either in the fourth quarter of 2009 or the first quarter of 2010.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including an adjustment to the sales price to cover the additional debt from the USDA that the Local Limited Partnership plans to incur to cover immediate capital improvements needed at the property. The proposed new purchase price is $1,570,000. The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at September 30, 2009 or December 31, 2008.

The following is a summary of the investments in Local Limited Partnerships for the nine months ended September 30, 2009(in thousands):

Balance, beginning of period	$ 364
Equity in loss of Local Limited Partnerships	(45)
Advances to Local Limited Partnerships	38
Advances to Local Limited Partnerships
recognized as expense	(38)
Amortization of acquisition costs	(10)

Balance, end of period	$ 309

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2009 and 2008 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental and other	$ 1,137	$ 1,173	$ 3,557	$ 3,679

Expenses
Operating expenses	852	743	2,443	2,387
Financial expenses	224	236	672	708
Depreciation and amortization
expenses	178	178	532	534
	1,254	1,157	3,647	3,629

(Loss) income from continuing
operations	$ (117)	$ 16	$ (90)	$ 50

The combined results of operations for the three and nine months ended September 30, 2009 and 2008 exclude the operations of Cady Brook Apartments, which is held for sale at September 30, 2009 and the operations of Kentucky Manor, for which no financial information is available. In addition, the combined results of operations for the three and nine months ended September 30, 2008 have been restated to include the operations of Valley Oaks Apartments as financial information is available for both periods.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000 which bear interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the Local Limited Partnerships. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,772,000 and $1,735,000 at September 30, 2009 and December 31, 2008, respectively, relating to Cassady Village became payable prior to September 30, 2009 and are currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village at September 30, 2009 and December 31, 2008 was approximately $25,000 and $80,000, respectively.  The Partnership’s investment balance in Marshall Plaza I & II at both September 30, 2009 and December 31, 2008 was zero.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $106,000 and $105,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, the Partnership owed NAPICO approximately $12,000 and $428,000, respectively, for unpaid fees. The accrued fees at September 30, 2009 were paid to NAPICO subsequent to September 30, 2009.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships.

NOTE 5 – PARTNERSHIP INCOME TAXES

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the three and nine months ended September 30, 2009 and 2008 the expense related to this tax is reflected in tax expense in the accompanying consolidated statements of operations.  At December 31, 2008, the Partnership’s estimate of the 2008 tax as well as penalties and interest related to 2002 and 2003 late filings due to the state of New Jersey was approximately $174,000, and this amount was reflected in taxes payable on the accompanying consolidated balance sheet. During the nine months ended September 30, 2009, the Partnership paid approximately $18,000 in full satisfaction of the 2002 and 2003 amounts and wrote off the remaining liability. The writeoff is reflected as a reduction of tax expense for the nine months ended September 30, 2009.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value.  The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in one Local Limited Partnership and are payable only out of cash distributions from the Local Limited Partnership. The operations generated by the Local Limited Partnership, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable.  At September 30, 2009, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership's primary sources of funds include distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. No distributions to partners were made during the nine months ended September 30, 2009 and 2008.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  No distributions were received during the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the Partnership received approximately $5,000 in operating distributions from Local Limited Partnerships which was recognized as income.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $970,000. The sale is expected to close either in the fourth quarter of 2009 or the first quarter of 2010.  The Local Operating General Partner of Cady Brook Apartments and the purchaser are currently negotiating items identified during the due diligence process, including an adjustment to the sales price to cover the additional debt from the USDA that the Local Limited Partnership plans to incur to cover immediate capital improvements needed at the property. The proposed new purchase price is $1,570,000.  The Corporate General Partner currently estimates the sale, if it occurs, will result in proceeds to the Partnership, however the amount of proceeds is not determinable at this time.  The Partnership has no remaining investment balance in Cady Brook Apartments at September 30, 2009 or December 31, 2008.

As of September 30, 2009, the Partnership had cash and cash equivalents of approximately $1,638,000 compared to approximately $2,431,000 at December 31, 2008. All of this cash is on deposit primarily with a financial institution. The Partnership earned approximately $3,000 and $41,000 in interest income for the nine months ended September 30, 2009 and 2008, respectively. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and had principal maturities of December 1999.  The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,772,000 and $1,735,000 at September 30, 2009 and December 31, 2008, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to September 30, 2009 and are currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village at September 30, 2009 and December 31, 2008 was approximately $25,000 and $80,000, respectively.  The Partnership’s investment balance in Marshall Plaza I & II Apartments at both September 30, 2009 and December 31, 2008 was zero.

Results of Operations

At September 30, 2009, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in two additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

The investments in all but two of the Local Limited Partnerships have been reduced to zero as of September 30, 2009 and December 31, 2008. The Partnership still has an investment balance in Cassady Village and Park Place Limited Partnerships.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2009 and 2008, approximately $38,000 and $40,000, respectively, was recognized as expense in the consolidated statements of operations included in “Item 1. Financial Statements” for advances to the Local Limited Partnerships.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. Management fees were approximately $106,000 and $105,000 for the nine months ended September 30, 2009 and 2008, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $75,000 and $45,000 for the nine months ended September 30, 2009 and 2008, respectively, and approximately $21,000 and $16,000 for the three months ended September 30, 2009 and 2008, respectively. Legal and accounting expenses increased for both periods primarily due to an increase in professional expenses associated with the administration of the Partnership.

General and administrative expenses were approximately $18,000 for each of the nine months ended September 30, 2009 and 2008 and approximately $6,000 and $5,000 for the three months ended September 30, 2009 and 2008, respectively.

The Partnership incurs expense for certain New Jersey state tax returns. For the three months ended September 30, 2009, the expense was approximately $24,000. For the nine months ended September 30, 2009, the income was approximately $26,000.  For the three and nine months ended September 30, 2008, the expense was approximately $23,000 and $85,000, respectively.  The decrease in expense for the nine months ended September 30, 2009 is due to the write off of accruals for anticipated penalties and interest as discussed in Note 5 to the consolidated financial statements included in “Item 1. Financial Statements”.

Interest expense on non-recourse notes payable was approximately $37,000 for each of the nine months ended September 30, 2009 and 2008 and approximately $12,000 for each of the three months ended September 30, 2009 and 2008.

The Partnership, as a limited partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the construction, management and ownership of improved real estate.  The Partnership‘s investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn could substantially increase the risk of operating losses for the projects.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.53% of the outstanding Units at September 30, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Variable Interest Entites

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary.  The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $309,000 and $364,000 at September 30, 2009 and December 31, 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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