Form 10-K
period 2009-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2010-03-31
CIK 715578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The general partners of REAL VI are National Partnership Investments Corp. ("NAPICO" or the “Corporate General Partner”), a California Corporation, and National Partnership Investments Associates, a limited partnership.  The Corporate General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.  The business of REAL VI is conducted primarily by NAPICO.  The General Partners have a one percent interest in profits and losses of the Partnership.  The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments.

REAL VI holds limited partnership interests in 13 local limited partnerships (the “Local Limited Partnerships”). In addition the Partnership holds a general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in two additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 15 Local Limited Partnerships. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the Federal or local government. The Partnership sold its interests in 10 Local Limited Partnerships in December 1998. In 2003, the Partnership sold its interest in one Local Limited Partnership and the interest in another Local Limited Partnership was foreclosed on by a noteholder. In 2005, two of the Local Limited Partnerships sold their investment properties and the Partnership assigned its interest in another Local Limited Partnership. In 2006, the Partnership sold its interest in one Local Limited Partnership.  In 2007, two Local Limited Partnerships sold their investment properties. Subsequent to December 31, 2009, one Local Limited Partnership sold its investment property.

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

ITEM 2.   PROPERTIES

During the year ended December 31, 2009, most of the projects in which REAL VI had invested were substantially rented.  The following is a schedule of the status as of December 31, 2009 of the projects owned by Local Limited Partnerships in which REAL VI, either directly or indirectly through REA III, is a limited partner.

SCHEDULE OF PROJECTS OWNED BY
LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT
December 31, 2009

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2009	2008

Cady Brook Apts (1)
Charlton, MA	40	--	--	95%	95%

Cassady Village
Columbus, OH	98	(A)	50	80%	85%

Crockett Manor
Trenton, TN	38	(C)	38	97%	97%

Grant-Ko Enterprises
Platteville, WI	40	(D)	17	95%	91%

Hummelstown Manor
Hummelstown, PA	51	(D)	50	99%	99%

Kentucky Manor
Oak Grove, KY	48	--	--	78%	94%

Marshall Plaza I
Lorain, OH	40	(B)	39	94%	92%

Marshall Plaza II
Lorain, OH	50	(B)	48	95%	97%

New Bel-Mo
New Glarus, Belleville
Monticello, WI	16	(D)	12	93%	91%

Oakridge Park II
Biloxi, MS	48	(D)	--	94%	94%

Oakwood Manor
Milan, TN	34	State Program	34	98%	97%

SCHEDULE OF PROJECTS OWNED BY
LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT (continued)
December 31, 2009
		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2009	2008

Park Place
Ewing, NJ	126	State Program	125	95%	93%

Sauk-Ko Enterprises
Baraboo, WI	30	(D)	24	73%	81%

Valley Oaks Senior
Gault, CA	50	State Program	42	93%	96%

Villas de Orocovix
Orocovix, PR	41	(D)	41	100%	100%

Totals	750		520

(1)   Held for sale at December 31, 2009. Subsequent to December 31, 2009, the Local Operating General Partner sold the property to a third party.

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

(D)   The mortgage is insured by the Federal Housing Administration under the provisions of Section 515(b) and 521 of the National Housing Act.

(E)   Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2009.

	REAL VI	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Cassady Village	98.99%	$ 54	$ 354

Crockett Manor	99.00%	215	978

Grant-Ko Enterprises	95.00%	213	1,165

Hummelstown Manor	95.00%	330	1,662

Kentucky Manor	95.00%	250	(A)

Marshall Plaza I	98.99%	140	4

Marshall Plaza II	98.99%	180	19

New-Bel-Mo	95.00%	167	311

Oakridge Park II	95.00%	221	1,135

Oakwood Manor	99.00%	148	316

Park Place	90.00%	1,182	2,509

Sauk-Ko Enterprises	95.00%	182	571

Valley Oaks Senior	99.00%	315	1,771

Villas de Orocovix	99.00%	270	1,298

TOTALS		$ 3,867	$12,093

(A)   Financial information is unavailable for this Local Limited Partnership.

The Partnership has a 95% ownership interest in Cady Brook Apartments, which is classified as held for sale at December 31, 2009 and was sold to a third party subsequent to December 31, 2009.

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership.  Limited Partnership Interests may be transferred only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2009, there were 2,950 registered holders of units in REAL VI holding 16,686 partnership interests.  The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. No distributions were made during the years ended December 31, 2009 and 2008.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.54% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership's primary source of funds includes distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. No distributions to partners were made during the years ended December 31, 2009 and 2008.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  No distributions were received during the year ended December 31, 2009. For the year ended December 31, 2008, the Partnership received approximately $24,000 in operating distributions from Local Limited Partnerships which were recognized as income.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property. The sale closed in January 2010, for a sale price of $1,588,000. Subsequent to December 31, 2009, the Partnership received proceeds of approximately $131,000.  The Partnership had no remaining investment balance in Cady Brook Apartments at December 31, 2009 or 2008.

As of December 31, 2009 and 2008, the Partnership had cash and cash equivalents of approximately $1,577,000 and $2,431,000, respectively.  All of this cash is on deposit with a financial institution. The Partnership earned approximately $2,000 and $47,000 in interest income for the years ended December 31, 2009 and 2008, respectively. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and had a principal maturity of December 1999.  The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,785,000 and $1,735,000 at December 31, 2009 and 2008, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2009 and are currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village at December 31, 2009 and 2008 was zero and approximately $80,000, respectively.  The Partnership’s investment balance in Marshall Plaza I & II Apartments at both December 31, 2009 and 2008 was zero.

Results of Operations

At December 31, 2009, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in two additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. No distributions were received during the year ended December 31, 2009. For the year ended December 31, 2008, the Partnership received approximately $24,000 in operating distributions from Local Limited Partnerships. During the years ended December 31, 2009 and 2008, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $39,00 and zero, respectively, from the Local Limited Partnerships.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $41,000 on its investment in one Local Limited Partnership, Cassady Village, during the year ended December 31, 2009.

The investment balance in 14 out of 15 Local Limited Partnerships has been reduced to zero as of December 31, 2009 and 2008. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2009, the Partnership advanced approximately $38,000 to two Local Limited Partnerships, Oakwood Manor and Eastridge Associates, for working capital deficits.  During the year ended December 31, 2008, the Partnership advanced approximately $40,000 to three Local Limited Partnerships, Oakwood Manor, Park Place and Sol 413, for working capital deficits and entity taxes.  While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the respective Local Limited Partnerships. During the years ended December 31, 2009 and 2008, approximately $38,000 and $40,000, respectively, was recognized as expense on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” for advances to the Local Limited Partnerships.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $5,112,000 and $5,231,000 for the years ended December 31, 2009 and 2008, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $4,804,000 and $4,918,000 for the years ended December 31, 2009 and 2008, respectively.

Total income from continuing operations for the Local Limited Partnerships was approximately $308,000 and $313,000 for the years ended December 31, 2009 and 2008, respectively. The income from continuing operations allocated to the Partnership was approximately $276,000 and $287,000 for 2009 and 2008, respectively, but was not fully recognized on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership’s remaining investment balance in certain Local Limited Partnerships has been reduced to zero.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. Management fees were approximately $140,000 for each of the years ended December 31, 2009 and 2008.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $93,000 and $63,000 for the years ended December 31, 2009 and 2008, respectively. Legal and accounting expenses increased primarily due to an increase in professional expenses associated with the administration of the Partnership.

General and administrative expenses were approximately $24,000 and $23,000 for the years ended December 31, 2009 and 2008.

The Partnership incurs expense for certain New Jersey state tax returns.  For the years ended December 31, 2009 and 2008, the expense was approximately $16,000 and $143,000, respectively.  The decrease in expense for the year ended December 31, 2009 is due to the write off of accruals for anticipated penalties and interest as discussed in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Interest expense on non-recourse notes payable was approximately $50,000 and $49,000 for the years ended December 31, 2009 and 2008, respectively.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.54% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  The Partnership and the general partner of each Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

  the principal purpose of the Local Limited Partnerships is to conduct a business that is complementary to the general partners’ primary business (ownership and management of real estate properties);
  the general partners conduct and manage the business of the Local Limited Partnerships;
  the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnerships’ underlying real estate properties;
  the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnerships;
  the general partners are obligated to fund any recourse obligations of the Local Limited Partnerships; and
  the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships.

The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $284,000 and $364,000 at December 31, 2009 and 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets – December 31, 2009 and 2008

      Consolidated Statements of Operations – Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2009 and 2008

      Consolidated Statements of Cash Flows – Years ended December 31, 2009 and 2008

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VI

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VI as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VI at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2010

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
Assets

Investments in and advances to Local Limited Partnerships	$ 284	$ 364
(Note 2)
Cash and cash equivalents	1,577	2,431
Receivables – limited partners	170	169

Total assets	$ 2,031	$ 2,964

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 39	$ 35
Taxes payable (Note 5)	53	174
Due to affiliate (Note 4)	--	428
Notes payable, in default (Note 3)	520	520
Accrued interest payable, in default (Note 3)	1,265	1,215
	1,877	2,372

Contingencies (Note 7)

Partners’ (deficiency) capital:
General partners	(350)	(346)
Limited partners	504	938
	154	592

Total liabilities and partners’ (deficiency) capital	$ 2,031	$ 2,964

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2009	2008
Revenues:
Interest and other income	$ 3	$ 47

Operating Expenses:
Management fees - partners (Note 4)	140	140
General and administrative	24	23
Legal and accounting	93	63
Tax expense (Note 5)	16	143
Interest (Note 3)	50	49
Total operating expenses	323	418

Loss from partnership operations	(320)	(371)
Impairment loss (Notes 1 and 2)	(41)	--
Distributions from Local Limited Partnerships
recognized as income (Note 2)	--	24
Equity in loss of Local Limited Partnerships and
amortization of acquisition costs (Note 2)	(39)	--
Advances to Local Limited Partnerships recognized
as expense (Note 2)	(38)	(40)

Net loss (Note 5)	$ (438)	$ (387)

Net loss allocated to general partners (1%)	$ (4)	$ (4)
Net loss allocated to limited partners (99%)	(434)	(383)

	$ (438)	$ (387)

Net loss per limited partnership interest (Note 1)	$(25.99)	$(22.93)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Number of limited partnership
interests (A)		16,686

Partners' (deficiency) capital
at December 31, 2007	$ (342)	$ 1,321	$ 979

Net loss for the year ended
December 31, 2008	(4)	(383)	(387)

Partners’ (deficiency) capital
at December 31, 2008	(346)	938	592

Net loss for the year ended
December 31, 2009	(4)	(434)	(438)

Partners’ (deficiency) capital
at December 31, 2009	$ (350)	$ 504	$ 154

(A)   Consists of 16,686 and 16,698 limited partnership interests at December 31, 2009 and 2008, respectively. During 2009 and 2008, twelve and four interests were abandoned, respectively (Note 1).

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (438)	$ (387)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances to Local Limited Partnerships recognized
as expense	38	40
Equity in loss of Local Limited Partnerships and
amortization of acquisition costs	39	--
Impairment loss	41	--
Change in accounts:
Receivables – limited partners	(1)	2
Due to affiliate	(428)	37
Accounts payable and accrued expenses	4	1
Accrued interest payable	50	49
Taxes payable	(121)	34
Net cash used in operating activities	(816)	(224)

Cash flows used in investing activities:
Advances to Local Limited Partnerships	(38)	(40)

Net decrease in cash and cash equivalents	(854)	(264)
Cash and cash equivalents, beginning of year	2,431	2,695
Cash and cash equivalents, end of year	$ 1,577	$ 2,431

See Accompanying Notes to Consolidated Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED VI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Real Estate Associates Limited VI ("REAL VI" or the "Partnership"), formed under the California Limited Partnership Act, was organized on October 12, 1982. The Partnership was formed to invest primarily in other local limited partnerships (the "Local Limited Partnerships") which own and operate primarily Federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates, a limited partnership.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. The Partnership will adopt SFAS 167 effective January 1, 2010.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnerships financial statements.  As of December 31, 2009, SFAS 167 had not been added to the FASB ASC.

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

Abandonment of Units

During the years ended December 31, 2009 and 2008, the number of Limited Partnership Interests decreased by 12 and 4 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,698 and 16,702 for the years ended December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2009 and 2008 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership recognized an impairment loss of approximately $41,000 for the year ended December 31, 2009 (see Note 2). No impairment loss was recognized during the year ended December 31, 2008.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value.  The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in one Local Limited Partnership and are payable only out of cash distributions from the Local Limited Partnership. The operations generated by the Local Limited Partnership, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable.  At December 31, 2009, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in 15 VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  The Partnership and the general partner of each Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

  the principal purpose of the Local Limited Partnerships is to conduct a business that is complementary to the general partners’ primary business (ownership and management of real estate properties);
  the general partners conduct and manage the business of the Local Limited Partnerships;
  the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnerships’ underlying real estate properties;
  the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnerships;
  the general partners are obligated to fund any recourse obligations of the Local Limited Partnerships; and
  the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships.

The 15 VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 15 apartment properties with a total of 750 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $284,000 and $364,000 at December 31, 2009 and 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2009 and 2008, the Partnership holds limited partnership interests in 13 Local Limited Partnerships. In addition, the Partnership holds a majority-owned general partner interest in REA III, which, in turn, holds limited partnership interests in two additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 15 Local Limited Partnerships, which owned, as of December 31, 2009 and 2008, residential low-income rental projects consisting of 750 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. No distributions were received during the year ended December 31, 2009. For the year ended December 31, 2008, the Partnership received approximately $24,000 in operating distributions from Local Limited Partnerships which were recognized as income.

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

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $41,000 on its investment in one Local Limited Partnership, Cassady Village, during the year ended December 31, 2009.

As of December 31, 2009 and 2008, the investment balance in 14 of the 15 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which collection is not probable are charged to expense. During the year ended December 31, 2009, the Partnership advanced approximately $38,000 to two Local Limited Partnerships, Oakwood Manor and Eastridge Associates, for working capital deficits.  During the year ended December 31, 2008, the Partnership advanced approximately $40,000 to three Local Limited Partnerships, Oakwood Manor, Park Place and Sol 413, for working capital deficits and entity taxes.  While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the respective Local Limited Partnerships.

During the years ended December 31, 2009 and 2008, approximately $38,000 and $40,000, respectively, was recognized as expense in the accompanying consolidated statements of operations for advances to the Local Limited Partnerships.

During 2006, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, entered into a purchase and sale contract with a third party to sell the investment property. The sale closed in January 2010, for a sale price of $1,588,000. Subsequent to December 31, 2009, the Partnership received proceeds of approximately $131,000.  The Partnership had no remaining investment balance in Cady Brook Apartments at December 31, 2009 or 2008.

The following is a summary of the investments in Local Limited Partnerships for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Balance, beginning of year	$ 364	$ 364
Amortization of acquisition costs	(13)	(13)
Advances to Local Limited Partnerships	38	40
Advances to Local Limited Partnerships
recognized as expense	(38)	(40)
Impairment loss	(41)	--
Equity in (loss) income of Local Limited Partnerships	(26)	13
Balance, end of year	$ 284	$ 364

The difference between the investment in the accompanying consolidated balance sheets at December 31, 2009 and 2008 and the deficiency per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually not material to the overall financial position of the Partnership.  The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2009 and 2008 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investment in Park Place Associates (the “Material Investee”) is material to the Partnership’s consolidated financial position and amounts included below for the Material Investee are included on an audited basis.

Condensed Combined Balance Sheets of the Local Limited Partnerships
(in thousands)
	December 31, 2009			December 31, 2008
	Material			Material
	Investee	Unaudited	Total	Investee	Unaudited	Total
Assets
Land	$ 337	$ 994	$ 1,331	$ 337	$ 994	$ 1,331
Building and improvements,
net of accumulated depreciation
of $5,189, $14,747, $4,983 and
$14,289, respectively	2,736	1,960	4,696	2,873	2,335	5,208
Other assets	1,950	2,790	4,740	2,024	2,560	4,584

Total assets	$5,023	$ 5,744	$10,767	$5,234	$ 5,889	$11,123

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$2,509	$ 9,584	$12,093	$2,947	$ 9,954	$12,901
Other liabilities	102	1,494	1,596	80	1,336	1,416
Partners’ equity (deficit)	2,412	(5,334)	(2,922)	2,207	(5,401)	(3,194)

Total liabilities and partners'
deficit	$5,023	$ 5,744	$10,767	$5,234	$ 5,889	$11,123

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
	Years Ended December 31,
	2009	2009	2009	2008	2008	2008
	Material			Material
Revenues:	Investee	Unaudited	Total	Investee	Unaudited	Total

Rental and other	$ 1,481	$ 3,631	$ 5,112	$ 1,489	$ 3,742	$ 5,231

Expenses:
Operating expenses	750	2,532	3,282	798	2,515	3,313
Financial expenses	291	547	838	331	565	896
Depreciation and
amortization	220	464	684	223	486	709
Total expenses	1,261	3,543	4,804	1,352	3,566	4,918

Income from continuing
operations	$ 220	$ 88	$ 308	$ 137	$ 176	$ 313

The condensed combined results of operations for the years ended December 31, 2009 and 2008 exclude the assets, liabilities, and operations of Cady Brook Apartments, as the assets and liabilities of this Local Limited Partnership are held for sale at December 31, 2009.  2009 and 2008 amounts also exclude assets, liabilities and operations of Kentucky Manor as no financial information is available for this Local Limited Partnership.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and has principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $50,000 and $49,000 for the years ended December 31, 2009 and 2008, respectively. The notes payable and related accrued interest aggregating approximately $1,785,000 and $1,735,000 at December 31, 2009 and 2008, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2009 and are currently in default. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village at December 31, 2009 and 2008 was zero and approximately $80,000, respectively.  The Partnership’s investment balance in Marshall Plaza I & II Apartments at both December 31, 2009 and 2008 was zero.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $140,000 for each of the years ended December 31, 2009 and 2008. At December 31, 2008, the Partnership owed NAPICO approximately $428,000 for unpaid fees. The Partnership had no unpaid fees owed to NAPICO at December 31, 2009.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.54% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2009	2008
	(in thousands)

Net loss per financial statements	$ (438)	$ (387)
Accrued interest	49	(347)
Other	(367)	186
Partnership's share of Local Limited
Partnership	885	1,093
Net income per tax return	$ 129	$ 545

Taxable income per limited partnership
interest	$ 15.25	$ 64.59

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities:

December 31,

2009

2008

	(in thousands)

Net assets as reported	$ 154	$ 592
Add (deduct):
Deferred offering costs	4,976	4,976
Investment in Local Limited Partnerships	(10,227)	(14,180)
Accrued interest	1,099	409
Other	(181)	3,895
Net deficit – Federal tax basis	$ (4,179)	$ (4,308)

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the years ended December 31, 2009 and 2008 the expense of approximately $115,000 and $124,000, respectively, related to this tax is reflected in tax expense in the accompanying consolidated statements of operations.  At December 31, 2008, the Partnership’s estimate of the 2008 tax as well as penalties and interest related to 2002 and 2003 late filings due to the state of New Jersey was approximately $174,000, and this amount was reflected in taxes payable on the accompanying consolidated balance sheet. During the year ended December 31, 2009, the Partnership paid approximately $18,000 in full satisfaction of the 2002 and 2003 amounts and wrote off the remaining liability. The write-off is reflected as a reduction of tax expense for the year ended December 31, 2009.

NOTE 6 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS INVESTED

(1)       Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts related to the Material Investee – see Note 2):

	Gross Amount at Which Carried
	At December 31, 2009
	(in thousands)
			Buildings
			and Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Cassady Village	$ 354	$ 157	$ 2,057	$ 2,214	$ 1,745	(A)
Crockett Manor	978	87	1,364	1,451	1,216	(A)
Grant-Ko Enterprises	1,165	100	1,509	1,609	1,277	(A)
Hummelstown Manor	1,662	97	1,815	1,912	1,775	1983
KentuckyManor (B)	--	--	--	--	--	(A)
Marshall Plaza I	4	68	709	777	600	(A)
Marshall Plaza II	19	79	922	1,001	782	(A)
New-Bel-Mo	311	40	575	615	481	(A)
Oakridge Park II	1,135	55	1,684	1,739	1,536	(A)
Oakwood Manor	316	69	908	977	591	(A)
Park Place	2,509	337	7,925	8,262	5,189	1983-1984
Sauk-Ko Enterprises	571	60	1,224	1,284	1,048	(A)
Valley Oaks Senior	1,771	122	1,998	2,120	1,942	(A)
Villas de Orocovix	1,298	60	1,942	2,002	1,754	1983-1984
Totals	$12,093	$1,331	$24,632	$25,963	$19,936

(A)   This project was completed when REAL VI invested in the Local Limited Partnership.

(B)   Financial information is unavailable for 2009.

(2) Reconciliation of real estate (all amounts unaudited except for those amounts related to the Material Investee – see Note 2)(in thousands):

	Years Ended December 31,
	2009			2008
	Material	2009	2009	Material	2008	2008

Investee
		Unaudited	Total
Investee
					Unaudited	Total
Real estate:
Balance at beginning of year	$ 8,193	$17,618	$25,811	$ 8,182	$17,563	$25,745
Improvements	69	83	152	11	55	66
Balance at end of year	$ 8,262	$17,701	$25,963	$ 8,193	$17,618	$25,811

	Years Ended December 31,
	2009			2008
	Material	2009	2009	Material	2008	2008

Investee
		Unaudited	Total
Investee
					Unaudited	Total
Accumulated depreciation:
Balance at beginning
of year	$ 4,983	$14,289	$19,272	$ 4,774	$13,810	$18,584
Depreciation expense	206	458	664	209	479	688
Balance at end of year	$ 5,189	$14,747	$19,936	$ 4,983	$14,289	$19,272

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	47	Director and Senior Vice President
Ernest M. Freedman	38	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	38	Senior Vice President
Stephen B. Waters	48	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Ernest M. Freedman was appointed Director, Executive Vice President and Chief Financial Officer of the Corporate General Partner and Executive Vice President and Chief Financial Officer of AIMCO in November 2009. Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts. Mr. Freedman brings particular expertise to the Board in the areas of finance and accounting.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   The General Partners own all of the outstanding general partnership interests of the Partnership.  Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Interests of the Partnership as of December 31, 2009.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2009.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,759	10.54%
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $140,000 for each of the years ended December 31, 2009 and 2008. At December 31, 2008, the Partnership owed NAPICO approximately $428,000 for unpaid fees. The Partnership had no unpaid fees owed to NAPICO at December 31, 2009.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.54% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $35,000 and $34,000 for 2009 and 2008, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $24,000 for both 2009 and 2008.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2009 and 2008

   Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008

   Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

/s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

/s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 31, 2010
John Bezzant	Vice President

/s/Ernest M. Freedman	Director and Executive	Date: March 31, 2010
Ernest M. Freedman	Vice President

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2010
Steven D. Cordes

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2010
Stephen B. Waters	Accounting

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

10.3       Letter Agreement between Charlton Housing Associates Limited Partnership, a Massachusetts limited partnership, and HAP Inc., a Massachusetts non-profit corporation, dated January 25, 2010 (incorporated by reference to the Partnership’s Current Report on Form 8K dated January 25, 2010).

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