Form 10-Q
period 2010-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2010-08-13
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited
Partnerships (Note 2)	$ 284	$ 284
Cash and cash equivalents	1,444	1,577
Receivables – limited partners	184	170
Total assets	$ 1,912	$ 2,031

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 31	$ 39
Taxes payable	--	53
Notes payable, in default (Note 3)	520	520
Accrued interest payable, in default (Note 3)	1,289	1,265
	1,840	1,877
Contingencies (Note 7)

Partners' (deficiency) capital
General partners	(351)	(350)
Limited partners	423	504
	72	154
Total liabilities and partners' (deficiency) capital	$ 1,912	$ 2,031

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Interest income	$ --	$ --	$ --	$ 2

Operating Expenses:
Management fees - partners (Note 4)	35	34	70	71
Legal and accounting	34	31	52	54
Tax expense (Note 5)	29	(80)	57	(50)
General and administrative	5	4	10	12
Interest (Note 3)	12	13	24	25
Total operating expenses	115	2	213	112

Loss from partnership operations	(115)	(2)	(213)	(110)
Distribution from Local Limited Partnership
recognized as income (Note 2)	--	--	131	--
Advances to Local Limited Partnerships
recognized as expense (Note 2)	--	(6)	--	(38)
Equity in loss of Local Limited Partnerships
and amortization of acquisition
costs (Note 2)	--	(13)	--	(13)

Net loss	$ (115)	$ (21)	$ (82)	$ (161)

Net loss allocated to general partners
(1%)	$ (1)	$ --	$ (1)	$ (2)
Net loss allocated to limited partners
(99%)	(114)	(21)	(81)	(159)
	$ (115)	$ (21)	$ (82)	$ (161)
Net loss per limited partnership interest
(Note 1)	$(6.83)	$(1.26)	$(4.85)	$(9.52)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total
Number of limited partnership
interests (A)		16,686

Partners' (deficiency) capital,
December 31, 2009	$ (350)	$ 504	$ 154

Net loss for the six months
ended June 30, 2010	(1)	(81)	(82)

Partners' (deficiency) capital,
June 30, 2010	$ (351)	$ 423	$ 72

Percentage interest at
June 30, 2010	1%	99%	100%

(A)   Consists of 16,686 limited partnership interests at June 30, 2010 and December 31, 2009.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (82)	$ (161)
Adjustments to reconcile net loss to net cash
used in operating activities:
Distribution from sale of Local Limited Partnership
property recognized as income	(131)	--
Equity in loss of Local Limited Partnerships and
amortization of acquisition costs	--	13
Advances to Local Limited Partnerships recognized as
expense	--	38
Change in accounts:
Receivables – limited partners	(14)	(1)
Due to affiliate	--	(428)
Taxes payable	(53)	(187)
Accounts payable and accrued expenses	(8)	(11)
Accrued interest payable	24	25
Net cash used in operating activities	(264)	(712)

Cash flows from investing activities:
Distributionfrom sale of Local Limited Partnership property	131	--
Advances to Local Limited Partnerships	--	(38)
Net cash provided by (used in) investing activities	131	(38)

Net decrease in cash and cash equivalents	(133)	(750)
Cash and cash equivalents, beginning of period	1,577	2,431

Cash and cash equivalents, end of period	$ 1,444	$ 1,681

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the consolidated financial position of the Partnership at June 30, 2010 and the consolidated results of operations and changes in cash flows for the six months ended June 30, 2010 and 2009.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,686 and 16,698 for the three and six months ended June 30, 2010 and 2009, respectively.

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

At June 30, 2010 and December 31, 2009, the Partnership holds variable interests in 14 and 15 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The 14 VIEs at June 30, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 14 apartment properties with a total of 710 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $284,000 at both June 30, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2010 and December 31, 2009, the Partnership holds limited partnership interests in 12 and 13 Local Limited Partnerships, respectively. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in two additional Local Limited Partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 14 and 15 Local Limited Partnerships which owned, as of June 30, 2010 and December 31, 2009, residential low income rental projects consisting of 710 and 750 apartment units, respectively. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. No operating distributions were received from the Local Limited Partnerships during the six months ended June 30, 2010 or 2009.

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

As of June 30, 2010 and December 31, 2009, the investment balance in 13 and 14 of the 14 and 15 Local Limited Partnerships, respectively, had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2009, the Partnership advanced approximately $38,000 to two Local Limited Partnerships, Oakwood Manor and Eastridge Associates, for working capital deficits.  While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the respective Local Limited Partnerships. The Partnership made no advances to the Local Limited Partnerships during the six months ended June 30, 2010.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received a distribution of approximately $131,000, which was recognized as income on the consolidated statements of operations. The Partnership had no remaining investment balance in Cady Brook Apartments at June 30, 2010 or December 31, 2009.

The following is a summary of the investments in Local Limited Partnerships for the six months ended June 30, 2010 (in thousands):

Balance, beginning of period	$ 284
Equity in income of Local Limited Partnerships	5
Amortization of acquisition costs	(5)

Balance, end of period	$ 284

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2010 and 2009 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Rental and other	$ 1,167	$ 1,112	$ 2,445	$ 2,420

Expenses
Operating expenses	902	763	1,723	1,591
Financial expenses	210	224	420	448
Depreciation and amortization expenses	171	177	342	354
	1,283	1,164	2,485	2,393

(Loss) income from continuing
operations	$ (116)	$ (52)	$ (40)	$ 27

The combined results of operations for the three and six months ended June 30, 2010 and 2009 exclude the operations of Cady Brook Apartments, which was sold in January 2010, and Kentucky Manor, for which no financial information is available.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five of the Local Limited Partnerships.

Kentucky Manor Apartments, Ltd.

In April 2010, the Partnership entered into an Assignment and Assumption Agreement with the general partner of this Local Limited Partnership relating to the assignment of the Partnership’s limited partnership interest in Kentucky Manor for a total price of $400,000. The transaction is expected to close no later than March 31, 2011. The Partnership’s investment balance in Kentucky Manor was zero at both June 30, 2010 and December 31, 2009.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000 which bear interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $24,000 and $25,000 for the six months ended June 30, 2010 and 2009, respectively. The notes payable and related accrued interest aggregating approximately $1,809,000 and $1,785,000 at June 30, 2010 and December 31, 2009, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to June 30, 2010 and remain unpaid. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village and Marshall Plaza I & II at both June 30, 2010 and December 31, 2009 was zero.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $70,000 and $71,000 for the six months ended June 30, 2010 and 2009, respectively.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five of the Local Limited Partnerships.

NOTE 5 - PARTNERSHIP INCOME TAXES

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the three and six months ended June 30, 2010 and 2009 the expense related to this tax is reflected in tax expense in the accompanying consolidated statements of operations.  At December 31, 2008, the Partnership’s estimate of the 2008 tax as well as penalties and interest related to 2002 and 2003 late filings due to the state of New Jersey was approximately $174,000. During the three and six months ended June 30, 2009, the Partnership paid approximately $18,000 in full satisfaction of the 2002 and 2003 amounts and wrote off the remaining liability. The write-off is reflected as a reduction of tax expense for the three and six months ended June 30, 2009.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value.  The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in one Local Limited Partnership and are payable only out of cash distributions from the Local Limited Partnership. The operations generated by the Local Limited Partnership, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable.  At June 30, 2010, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. As discussed below, during the six months ended June 30, 2010, the Partnership received a distribution of approximately $131,000 from the sale of Cady Brook Apartments. No distributions to partners were made during the six months ended June 30, 2010 or 2009.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  No operating distributions were received from the Local Limited Partnerships during the six months ended June 30, 2010 or 2009.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received a distribution of approximately $131,000, which was recognized as income on the consolidated statements of operations. The Partnership had no remaining investment balance in Cady Brook Apartments at June 30, 2010 or December 31, 2009.

As of June 30, 2010, the Partnership had cash and cash equivalents of approximately $1,444,000, compared to approximately $1,577,000 at December 31, 2009. All of this cash is on deposit with a financial institution. The Partnership earned approximately $2,000 in interest income for the six months ended June 30, 2009.

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and had principal maturities of December 1999.  The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $24,000 and $25,000 for the six months ended June 30, 2010 and 2009, respectively. The notes payable and related accrued interest aggregating approximately $1,809,000 and $1,785,000 at June 30, 2010 and December 31, 2009, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to June 30, 2010 and remain unpaid. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village and Marshall Plaza I & II Apartments at both June 30, 2010 and December 31, 2009 was zero.

In April 2010, the Partnership entered into an Assignment and Assumption Agreement with the general partner of Kentucky Manor Apartments, Ltd. (“Kentucky Manor”) relating to the assignment of the Partnership’s limited partnership interest in Kentucky Manor for a total price of $400,000. The transaction is expected to close no later than March 31, 2011. The Partnership’s investment balance in Kentucky Manor was zero at both June 30, 2010 and December 31, 2009.

Results of Operations

At June 30, 2010, the Partnership had investments in 12 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in two additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

The investments in all but one of the Local Limited Partnerships have been reduced to zero as of June 30, 2010 and December 31, 2009. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2009, the Partnership advanced approximately $38,000 to two Local Limited Partnerships, Oakwood Manor and Eastridge Associates, for working capital deficits.  While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the respective Local Limited Partnerships. During the six months ended June 30, 2009, approximately $38,000 was recognized as expense on the consolidated statements of operations included in “Item 1. Financial Statements” for advances to the Local Limited Partnerships. The Partnership made no advances to the Local Limited Partnerships during the six months ended June 30, 2010.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $35,000 and $34,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $70,000 and $71,000 for the six months ended June 30, 2010 and 2009, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses.  Legal and accounting fees were approximately $52,000 and $54,000 for the six months ended June 30, 2010 and 2009, respectively, and approximately $34,000 and $31,000 for the three months ended June 30, 2010 and 2009, respectively. General and administrative expenses were approximately $10,000 and $12,000 for the six months ended June 30, 2010 and 2009, respectively, and approximately $5,000 and $4,000 for the three months ended June 30, 2010 and 2009, respectively.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships. For the three and six months ended June 30, 2010, the expense was approximately $29,000 and $57,000, respectively.  For the three and six months ended June 30, 2009, the income was approximately $80,000 and $50,000, respectively.  The increase in expense was due to the write off of accruals for anticipated penalties and interest during the three and six months ended June 30, 2009, as discussed in Note 5 to the consolidated financial statements included in “Item 1. Financial Statements”.

Interest expense on non-recourse notes payable was approximately $24,000 and $25,000 for the six months ended June 30, 2010 and 2009, respectively, and approximately $12,000 and $13,000 for the three months ended June 30, 2010 and 2009, respectively.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.54% of the outstanding Units at June 30, 2010. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2010 and December 31, 2009, the Partnership holds variable interests in 14 and 15 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The 14 VIEs at June 30, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 14 apartment properties with a total of 710 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $284,000 at both June 30, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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

10.4       Assignment and Assumption Agreement by and between Real Estate Associates Limited VI, a California limited partnership, Brainard Property Management, LLC, a Kentucky limited liability company, and David Brainard, an individual, dated April 20, 2010 (incorporated by reference to the Partnership’s Current Report on form 8-K dated April 20, 2010).

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