Form 10-K
period 2010-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2011-03-31
CIK 715578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL VI holds limited partnership interests in 13 local limited partnerships (the “Local Limited Partnerships”). In addition the Partnership holds a general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds limited partnership interests in one additional Local Limited Partnership. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 14 Local Limited Partnerships. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the Federal or local government. The Partnership sold its interests in 10 Local Limited Partnerships in December 1998. In 2003, the Partnership sold its interest in one Local Limited Partnership and the interest in another Local Limited Partnership was foreclosed on by a noteholder. In 2005, two of the Local Limited Partnerships sold their investment properties and the Partnership assigned its interest in another Local Limited Partnership. In 2006, the Partnership sold its interest in one Local Limited Partnership.  In 2007, two Local Limited Partnerships sold their investment properties. In 2010, one Local Limited Partnership sold its investment property.

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

ITEM 2.   PROPERTIES

During the year ended December 31, 2010, most of the projects in which REAL VI had invested were substantially rented.  The following is a schedule of the status as of December 31, 2010 of the projects owned by Local Limited Partnerships in which REAL VI, either directly or indirectly through REA III, is a limited partner.

SCHEDULE OF PROJECTS OWNED BY
LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT
December 31, 2010

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2010	2009

Cassady Village
Columbus, OH	98	(A)	50	89%	80%

Crockett Manor
Trenton, TN	38	(C)	38	98%	97%

Grant-Ko Enterprises
Platteville, WI	40	(D)	17	96%	95%

Hummelstown Manor
Hummelstown, PA	51	(D)	50	99%	99%

Kentucky Manor
Oak Grove, KY	48	--	--	68%	78%

Marshall Plaza I
Lorain, OH	40	(B)	39	95%	94%

Marshall Plaza II
Lorain, OH	50	(B)	48	95%	95%

New Bel-Mo
New Glarus, Belleville
Monticello, WI	16	(D)	12	91%	93%

Oakridge Park II
Biloxi, MS	48	(D)	--	96%	94%

Oakwood Manor
Milan, TN	34	State Program	34	98%	98%

SCHEDULE OF PROJECTS OWNED BY
LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT (continued)
December 31, 2010
		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2010	2009

Park Place
Ewing, NJ	126	State Program	125	97%	95%

Sauk-Ko Enterprises
Baraboo, WI	30	(D)	24	78%	73%

Valley Oaks Senior
Gault, CA	50	State Program	42	95%	93%

Villas de Orocovix
Orocovix, PR	41	(D)	41	100%	100%

Totals	710		520

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

(E)   Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partnership interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2010.

	REAL VI	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Cassady Village	98.99%	$ 54	$ 259

Crockett Manor	99.00%	215	978

Grant-Ko Enterprises	95.00%	213	1,154

Hummelstown Manor	95.00%	330	1,649

Kentucky Manor	95.00%	250	(A)

Marshall Plaza I	98.99%	140	--

Marshall Plaza II	98.99%	180	--

New-Bel-Mo	95.00%	167	290

Oakridge Park II	95.00%	221	1,121

Oakwood Manor	99.00%	148	267

Park Place	90.00%	1,182	2,027

Sauk-Ko Enterprises	95.00%	182	550

Valley Oaks Senior	99.00%	315	1,771

Villas de Orocovix	99.00%	270	1,281

TOTALS		$ 3,867	$11,347

(A)   Financial information is unavailable for this Local Limited Partnership.

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may be transferred only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2010, there were 2,929 registered holders of units in REAL VI holding 16,660 partnership interests.  The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. No distributions were made during the years ended December 31, 2010 and 2009.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.56% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. As discussed below, during the year ended December 31, 2010, the Partnership received a distribution of approximately $134,000 from the sale of Cady Brook Apartments. No distributions to partners were made during the years ended December 31, 2010 and 2009.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. For the year ended December 31, 2010, the Partnership received approximately $4,000 in operating distributions which were recognized as income. No operating distributions were received from the Local Limited Partnerships during the year ended December 31, 2009.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received a distribution of approximately $134,000, which was recognized as income on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. The Partnership had no remaining investment balance in Cady Brook Apartments at December 31, 2010 or 2009.

As of December 31, 2010 and 2009, the Partnership had cash and cash equivalents of approximately $1,332,000 and $1,577,000, respectively.  All of this cash is on deposit with a financial institution.

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and had a principal maturity of December 1999.  The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,834,000 and $1,785,000 at December 31, 2010 and 2009, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2010 and remain unpaid. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village and Marshall Plaza I & II Apartments at both December 31, 2010 and 2009 was zero.

In April 2010, the Partnership entered into an Assignment and Assumption Agreement with the general partner of Kentucky Manor relating to the assignment of the Partnership’s limited partnership interest in this Local Limited Partnership for a total price of $400,000. The Partnership does not expect this transaction to close prior to its stated expiration of March 31, 2011. The Partnership’s investment balance in Kentucky Manor was zero at both December 31, 2010 and 2009.

On March 28, 2011, Marshall Plaza Apartments I and Marshall Plaza Apartments II entered into separate purchase and sale contracts with a third party to sell their investment properties for approximately $1,110,000 and $1,385,000, respectively. The sales are expected to close during 2011. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II. The Partnership’s investment balance in Marshall Plaza Apartments I and II was zero at December 31, 2010 and 2009.

Results of Operations

At December 31, 2010, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds limited partnership interests in one additional Local Limited Partnership, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. For the year ended December 31, 2010, the Partnership received approximately $4,000 in operating distributions from one Local Limited Partnership. No operating distributions were received during the year ended December 31, 2009. During the years ended December 31, 2010 and 2009, the Partnership recognized equity in loss and amortization of acquisition costs of zero and approximately $39,000, respectively, from the Local Limited Partnerships.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $41,000 on its investment in one Local Limited Partnership, Cassady Village, during the year ended December 31, 2009. No impairment losses were recognized during the year ended December 31, 2010.

The investments in all but one of the Local Limited Partnerships have been reduced to zero as of December 31, 2010 and 2009. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2009, the Partnership advanced approximately $38,000 to two Local Limited Partnerships, Oakwood Manor and Eastridge Associates, for working capital deficits.  While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the respective Local Limited Partnerships. During the year ended December 31, 2009, approximately $38,000 was recognized as expense on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” for advances to the Local Limited Partnerships. The Partnership made no advances to the Local Limited Partnerships during the year ended December 31, 2010.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $5,278,000 and $5,112,000 for the years ended December 31, 2010 and 2009, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $4,808,000 and $4,804,000 for the years ended December 31, 2010 and 2009, respectively.

Total income from continuing operations for the Local Limited Partnerships was approximately $470,000 and $308,000 for the years ended December 31, 2010 and 2009, respectively. The income from continuing operations allocated to the Partnership was approximately $435,000 and $276,000 for 2010 and 2009, respectively, but was not fully recognized on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership’s remaining investment balance in certain Local Limited Partnerships has been reduced to zero.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. Management fees were approximately $140,000 for each of the years ended December 31, 2010 and 2009.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $98,000 and $93,000 for the years ended December 31, 2010 and 2009, respectively. General and administrative expenses were approximately $24,000 for each of the years ended December 31, 2010 and 2009.

The Partnership incurs expense for certain New Jersey state tax returns.  For the years ended December 31, 2010 and 2009, the expense was approximately $115,000 and $16,000, respectively.  The increase in expense is due to the write off of accruals for anticipated penalties and interest during the year ended December 31, 2009 as discussed in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Interest expense on non-recourse notes payable was approximately $49,000 and $50,000 for the years ended December 31, 2010 and 2009, respectively.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in 14 and 15 VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 14 VIEs at December 31, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 14 apartment properties with a total of 710 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $284,000 at both December 31, 2010 and 2009. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets – December 31, 2010 and 2009

      Consolidated Statements of Operations – Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2010 and 2009

      Consolidated Statements of Cash Flows – Years ended December 31, 2010 and 2009

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VI

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VI as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VI at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2011

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2010	2009
Assets

Investments in and advances to Local Limited Partnerships (Note 2)	$ 284	$ 284
Cash and cash equivalents	1,332	1,577
Receivables – limited partners	183	170

Total assets	$ 1,799	$ 2,031

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 41	$ 39
Taxes payable (Note 5)	58	53
Notes payable, in default (Note 3)	520	520
Accrued interest payable, in default (Note 3)	1,314	1,265
	1,933	1,877

Contingencies (Note 7)

Partners’ (deficiency) capital:
General partners	(353)	(350)
Limited partners	219	504
	(134)	154

Total liabilities and partners’ (deficiency) capital	$ 1,799	$ 2,031

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2010	2009
Revenues:
Interest and other income	$ --	$ 3

Operating Expenses:
Management fees - Corporate General Partner (Note 4)	140	140
General and administrative	24	24
Legal and accounting	98	93
Tax expense (Note 5)	115	16
Interest (Note 3)	49	50
Total operating expenses	426	323

Loss from partnership operations	(426)	(320)
Impairment loss (Notes 1 and 2)	--	(41)
Distributions from Local Limited Partnerships
recognized as income (Note 2)	138	--
Equity in loss of Local Limited Partnerships and
amortization of acquisition costs (Note 2)	--	(39)
Advances to Local Limited Partnerships recognized as
expense (Note 2)	--	(38)

Net loss (Note 5)	$ (288)	$ (438)

Net loss allocated to general partners (1%)	$ (3)	$ (4)
Net loss allocated to limited partners (99%)	(285)	(434)

	$ (288)	$ (438)

Net loss per limited partnership interest (Note 1)	$(17.08)	$(25.99)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Number of limited partnership
interests (A)		16,660

Partners' (deficiency) capital at
December 31, 2008	$ (346)	$ 938	$ 592

Net loss for the year ended
December 31, 2009	(4)	(434)	(438)

Partners’ (deficiency) capital at
December 31, 2009	(350)	504	154

Net loss for the year ended
December 31, 2010	(3)	(285)	(288)

Partners’ (deficiency) capital at
at December 31, 2010	$ (353)	$ 219	$ (134)

(A)   Consists of 16,660 and 16,686 limited partnership interests at December 31, 2010 and 2009, respectively. During 2010 and 2009, 26 and 12 interests were abandoned, respectively (Note 1).

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (288)	$ (438)
Adjustments to reconcile net loss to net cash used in
operating activities:
Distribution from sale of Local Limited Partnership
property recognized as income	(134)	--
Advances to Local Limited Partnerships recognized
as expense	--	38
Equity in loss of Local Limited Partnerships and
amortization of acquisition costs	--	39
Impairment loss	--	41
Change in accounts:
Receivables – limited partners	(13)	(1)
Due to affiliate	--	(428)
Accounts payable and accrued expenses	2	4
Accrued interest payable	49	50
Taxes payable	5	(121)
Net cash used in operating activities	(379)	(816)

Cash flows from investing activities:
Distribution from sale of Local Limited Partnership
property	134	--
Advances to Local Limited Partnerships	--	(38)
Net cash provided by (used in) investing
activities	134	(38)

Net decrease in cash and cash equivalents	(245)	(854)
Cash and cash equivalents, beginning of year	1,577	2,431
Cash and cash equivalents, end of year	$ 1,332	$ 1,577

See Accompanying Notes to Consolidated Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED VI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2010

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

Abandonment of Units

During the years ended December 31, 2010 and 2009, the number of Limited Partnership Interests decreased by 26 and 12 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,686 and 16,698 for the years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2010 and 2009 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership recognized an impairment loss of approximately $41,000 for the year ended December 31, 2009 (see Note 2). No impairment loss was recognized during the year ended December 31, 2010.

Segment Reporting

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in one Local Limited Partnership and are payable only out of cash distributions from the Local Limited Partnership. The operations generated by the Local Limited Partnership, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At December 31, 2010, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in ASC Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s consolidated financial statements.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in 14 and 15 VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 14 VIEs at December 31, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 14 apartment properties with a total of 710 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $284,000 at both December 31, 2010 and 2009. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and 2009, the Partnership holds limited partnership interests in 13 and 14 Local Limited Partnerships, respectively. In addition, the Partnership holds a majority-owned general partner interest in REA III, which, in turn, holds limited partnership interests in one additional Local Limited Partnership. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 14 and 15 Local Limited Partnerships, which owned, as of December 31, 2010 and 2009, respectively, residential low-income rental projects consisting of 710 and 750 apartment units, respectively. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the year ended December 31, 2010, the Partnership received approximately $4,000 in operating distributions from one Local Limited Partnership which was recognized as income. No operating distributions were received during the year ended December 31, 2009.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received proceeds of approximately $134,000, which was recognized as income on the consolidated statements of operations. The Partnership had no remaining investment balance in Cady Brook Apartments at December 31, 2010 or 2009.

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

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $41,000 on its investment in one Local Limited Partnership, Cassady Village, during the year ended December 31, 2009. No impairment losses were recognized during the year ended December 31, 2010.

As of December 31, 2010 and 2009, the investment balance in all but one of the Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which collection is not probable are charged to expense. During the year ended December 31, 2009, the Partnership advanced approximately $38,000 to two Local Limited Partnerships, Oakwood Manor and Eastridge Associates, for working capital deficits. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the respective Local Limited Partnerships. The Partnership made no advances to the Local Limited Partnerships during the year ended December 31, 2010. During the year ended December 31, 2009, approximately $38,000 was recognized as expense in the accompanying consolidated statements of operations for advances to the Local Limited Partnerships.

The following is a summary of the investments in Local Limited Partnerships for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Balance, beginning of year	$ 284	$ 364
Amortization of acquisition costs	(9)	(13)
Advances to Local Limited Partnerships	--	38
Advances to Local Limited Partnerships
recognized as expense	--	(38)
Impairment loss	--	(41)
Equity in income (loss) of Local Limited Partnerships	9	(26)
Balance, end of year	$ 284	$ 284

The difference between the investment in the accompanying consolidated balance sheets at December 31, 2010 and 2009 and the deficiency per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually not material to the overall financial position of the Partnership.  The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2010 and 2009 and for each of the two years in the period then ended is presented below. The Partnership’s value of its investment in Park Place Associates (the “Material Investee”) is material to the Partnership’s consolidated financial position and amounts included below for the Material Investee are included on an audited basis.

The condensed combined results of operations for the years ended December 31, 2010 and 2009 exclude the assets, liabilities, and operations of Cady Brook Apartments, due to its sale in January 2010, and Kentucky Manor, as no financial information is available for this Local Limited Partnership.

Condensed Combined Balance Sheets of the Local Limited Partnerships
(in thousands)
	December 31, 2010			December 31, 2009
Material				Material
Investee		Unaudited	Total	Investee	Unaudited	Total
Assets
Land	$ 337	$ 994	$ 1,331	$ 337	$ 994	$ 1,331
Building and improvements,
net of accumulated depreciation
of $5,412, $15,148, $5,189 and
$14,747, respectively	2,660	1,663	4,323	2,736	1,960	4,696
Other assets	1,738	2,906	4,644	1,950	2,790	4,740

Total assets	$4,735	$ 5,563	$10,298	$5,023	$ 5,744	$10,767

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$2,027	$ 9,320	$11,347	$2,509	$ 9,584	$12,093
Other liabilities	48	1,426	1,474	102	1,494	1,596
Partners’ equity (deficit)	2,660	(5,183)	(2,523)	2,412	(5,334)	(2,922)

Total liabilities and partners'
deficit	$4,735	$ 5,563	$10,298	$5,023	$ 5,744	$10,767

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
	Years Ended December 31,
	2010	2010	2010	2009	2009	2009
	Material			Material
Revenues:	Investee	Unaudited	Total	Investee	Unaudited	Total

Rental and other	$ 1,580	$ 3,698	$ 5,278	$ 1,481	$ 3,631	$ 5,112

Expenses:
Operating expenses	796	2,531	3,327	750	2,532	3,282
Financial expenses	248	587	835	291	547	838
Depreciation and
amortization	237	409	646	220	464	684
Total expenses	1,281	3,527	4,808	1,261	3,543	4,804

Income from continuing
operations	$ 299	$ 171	$ 470	$ 220	$ 88	$ 308

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships.

Kentucky Manor Apartments, Ltd.

In April 2010, the Partnership entered into an Assignment and Assumption Agreement with the general partner of this Local Limited Partnership relating to the assignment of the Partnership’s limited partnership interest in Kentucky Manor for a total price of $400,000. The Partnership does not expect this transaction to close prior to its stated expiration of March 31, 2011. The Partnership’s investment balance in Kentucky Manor was zero at both December 31, 2010 and 2009.

On March 28, 2011, Marshall Plaza Apartments I and Marshall Plaza Apartments II entered into separate purchase and sale contracts with a third party to sell their investment properties for approximately $1,110,000 and $1,385,000, respectively. The sales are expected to close during 2011. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II. The Partnership’s investment balance in Marshall Plaza Apartments I and II was zero at December 31, 2010 and 2009.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and has principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $49,000 and $50,000 for the years ended December 31, 2010 and 2009, respectively. The notes payable and related accrued interest aggregating approximately $1,834,000 and $1,785,000 at December 31, 2010 and 2009, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2010 and remain unpaid. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village and Marshall Plaza I & II Apartments at both December 31, 2010 and 2009 was zero.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $140,000 for each of the years ended December 31, 2010 and 2009.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.56% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2010	2009
	(in thousands)

Net loss per financial statements	$ (288)	$ (438)
Accrued interest	49	49
Other	(13)	(367)
Partnership's share of Local Limited
Partnership	1,200	885
Net income per tax return	$ 948	$ 129

Taxable income per limited partnership
interest	$104.31	$ 15.25

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities and assets:

December 31,

2010

2009

	(in thousands)

Net (liabilities) assets as reported	$ (134)	$ 154
Add (deduct):
Deferred offering costs	4,976	4,976
Investment in Local Limited Partnerships	(8,805)	(10,227)
Accrued interest	1,149	1,099
Other	(417)	(181)
Net deficit – Federal tax basis	$ (3,231)	$ (4,179)

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the years ended December 31, 2010 and 2009 the expense of approximately $115,000 and $16,000, respectively, related to this tax is reflected in tax expense in the accompanying consolidated statements of operations.  At December 31, 2008, the Partnership’s estimate of the 2008 tax as well as penalties and interest related to 2002 and 2003 late filings due to the state of New Jersey was approximately $174,000. During the year ended December 31, 2009, the Partnership paid approximately $18,000 in full satisfaction of the 2002 and 2003 amounts and wrote off the remaining liability. The write-off is reflected as a reduction of tax expense for the year ended December 31, 2009.

NOTE 6 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS INVESTED

(1)       Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts related to the Material Investee – see Note 2):

	Gross Amount at Which Carried
	At December 31, 2010
	(in thousands)
			Buildings
			and Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Cassady Village	$ 259	$ 157	$ 2,057	$ 2,214	$ 1,812	(A)
Crockett Manor	978	87	1,384	1,471	1,268	(A)
Grant-Ko Enterprises	1,154	100	1,515	1,615	1,326	(A)
Hummelstown Manor	1,649	97	1,821	1,918	1,784	1983
Kentucky Manor (B)	--	--	--	--	--	(A)
Marshall Plaza I	--	68	719	787	625	(A)
Marshall Plaza II	--	79	932	1,011	813	(A)
New-Bel-Mo	290	40	578	618	500	(A)
Oakridge Park II	1,121	55	1,704	1,759	1,549	(A)
Oakwood Manor	267	69	912	981	615	(A)
Park Place	2,027	337	8,072	8,409	5,412	1983-1984
Sauk-Ko Enterprises	550	60	1,250	1,310	1,087	(A)
Valley Oaks Senior	1,771	122	1,998	2,120	1,953	(A)
Villas de Orocovix	1,281	60	1,941	2,001	1,816	1983-1984
Totals	$11,347	$1,331	$24,883	$26,214	$20,560

(A)   This project was completed when REAL VI invested in the Local Limited Partnership.

(B)   Financial information is unavailable for 2010.

(2) Reconciliation of real estate (all amounts unaudited except for those amounts related to the Material Investee – see Note 2)(in thousands):

	Years Ended December 31,
	2010			2009
	Material	2010	2010	Material	2009	2009

Investee
		Unaudited	Total
Investee
					Unaudited	Total
Real estate:
Balance at beginning of year	$ 8,262	$17,701	$25,963	$ 8,193	$17,618	$25,811
Improvements	147	104	251	69	83	152
Balance at end of year	$ 8,409	$17,805	$26,214	$ 8,262	$17,701	$25,963

	Years Ended December 31,
	2010			2009
	Material	2010	2010	Material	2009	2009

Investee
		Unaudited	Total
Investee
					Unaudited	Total
Accumulated depreciation:
Balance at beginning
of year	$ 5,189	$14,747	$19,936	$ 4,983	$14,289	$19,272
Depreciation expense	223	401	624	206	458	664
Balance at end of year	$ 5,412	$15,148	$20,560	$ 5,189	$14,747	$19,936

NOTE 7 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting
		Officer
John McGrath	39	Senior Vice President
Stephen B. Waters	49	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006. Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

John McGrath was appointed to serve as Senior Vice President of the Corporate General Partner and the equivalent of the chief executive officer of the Partnership effective January 18, 2011.  Mr. McGrath was appointed Senior Vice President of AIMCO in January 2010, with responsibility for AIMCO’s third party asset management and fund management business.  Mr. McGrath joined AIMCO in 2005 as a Vice President of Finance.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John McGrath meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   The General Partners own all of the outstanding general partnership interests of the Partnership.  Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Interests of the Partnership as of December 31, 2010.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2010.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,759	10.56%
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $140,000 for each of the years ended December 31, 2010 and 2009.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.56% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $36,000 and $35,000 for 2010 and 2009, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $27,000 and $24,000 for 2010 and 2009, respectively.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following financial statements are included in Item 8:

Consolidated Balance Sheets – December 31, 2010 and 2009

   Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2010 and 2009

   Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

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

/s/John McGrath
John McGrath
Senior Vice President

/s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 31, 2011
John Bezzant	Vice President

/s/Ernest M. Freedman	Director and Executive	Date: March 31, 2011
Ernest M. Freedman	Vice President

/s/John McGrath	Senior Vice President	Date: March 31, 2011
John McGrath

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2011
Stephen B. Waters	Accounting

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