Form 10-Q
period 2011-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2011-05-10
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited
Partnerships (Note 2)	$ 349	$ 284
Cash and cash equivalents	1,249	1,332
Receivables – limited partners	183	183
Total assets	$ 1,781	$ 1,799

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 11	$ 41
Taxes payable	79	58
Notes payable, in default (Note 3)	520	520
Accrued interest payable, in default (Note 3)	1,326	1,314
	1,936	1,933

Contingencies (Note 6)

Partners' (deficiency) capital
General partners	(353)	(353)
Limited partners	198	219
	(155)	(134)
Total liabilities and partners' (deficiency)
capital	$ 1,781	$ 1,799

Note:  The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2011	2010

Revenues:	$ --	$ --

Operating expenses:
Management fees - Corporate General Partner (Note 4)	33	35
Legal and accounting	18	18
Tax expense	21	28
General and administrative	2	5
Interest (Note 3)	12	12
Total operating expenses	86	98

Loss from partnership operations	(86)	(98)
Distribution from Local Limited Partnership recognized
as income (Note 2)	--	131
Equity in income of Local Limited Partnership and
amortization of acquisition costs (Note 2)	65	--

Net (loss) income	$ (21)	$ 33

Net (loss) income allocated to general partners (1%)	$ --	$ --
Net (loss) income allocated to limited partners (99%)	(21)	33

	$ (21)	$ 33

Net (loss) income per limited partnership interest
(Note 1)	$ (1.26)	$ 1.98

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total
Number of limited partnership
interests (A)		16,660

Partners' (deficiency) capital,
December 31, 2010	$ (353)	$ 219	$ (134)

Net loss for the three months
ended March 31, 2011	--	(21)	(21)

Partners' (deficiency) capital,
March 31, 2011	$ (353)	$ 198	$ (155)

Percentage interest at
March 31, 2011	1%	99%	100%

(A)   Consists of 16,660 limited partnership interests at March 31, 2011 and December 31, 2010.

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$ (21)	$ 33
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Distribution from sale of Local Limited Partnership
property recognized as income	--	(131)
Equity in income of Local Limited Partnership and
amortizationof acquisition costs	(65)	--
Change in accounts:
Receivables – limited partners	--	(14)
Taxes payable	21	(82)
Accounts payable and accrued expenses	(30)	(18)
Accrued interest payable	12	12
Net cash used in operating activities	(83)	(200)

Cash flows provided byinvesting activities:
Distribution from sale of Local Limited Partnership
property	--	131

Net decrease in cash and cash equivalents	(83)	(69)
Cash and cash equivalents, beginning of period	1,332	1,577
Cash and cash equivalents, end of period	$ 1,249	$ 1,508

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited consolidated financial statements is condensed from that which would appear in the audited annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2010 prepared by Real Estate Associates Limited VI (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the consolidated financial position of the Partnership at March 31, 2011 and the consolidated results of operations and changes in cash flows for the three months ended March 31, 2011 and 2010.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its majority-owned general partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation. Losses in excess of the minority interest in equity that would otherwise be attributed to the minority interest are being allocated to the Partnership.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners’ share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,660 and 16,686 for the three months ended March 31, 2011 and 2010, respectively.

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

At March 31, 2011 and December 31, 2010, the Partnership holds variable interests in 14 VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The 14 VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of 14 apartment properties with a total of 710 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $349,000 and $284,000 at March 31, 2011 and December 31, 2010, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011 and December 31, 2010, the Partnership holds limited partnership interests in 13 Local Limited Partnerships. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds a limited partnership interest in one additional Local Limited Partnership. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 14 Local Limited Partnerships, which owned, as of March 31, 2011 and December 31, 2010, residential low income rental projects consisting of 710 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentages between 90% and 99%. The Partnership is also entitled to 99.9% of the profits and losses of REA III. REA III is entitled to a 99% interest in the Local Limited Partnership in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. No operating distributions were received from the Local Limited Partnerships during the three months ended March 31, 2011 or 2010.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received a distribution of approximately $131,000 during the three months ended March 31, 2010, which was recognized as income on the consolidated statements of operations. The Partnership had no remaining investment balance in Cady Brook Apartments at March 31, 2011 or December 31, 2010.

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

As of March 31, 2011 and December 31, 2010, the investment balance in 13 of the 14 Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

The following is a summary of the investments in Local Limited Partnerships for the three months ended March 31, 2011 (in thousands):

Balance, beginning of period	$ 284
Equity in income of Local Limited Partnership	67
Amortization of acquisition costs	(2)

Balance, end of period	$ 349

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2011 and 2010 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues
Rental and other	$ 1,319	$ 1,278

Expenses
Operating expenses	832	821
Financial expenses	209	210
Depreciation and amortization	162	171
	1,203	1,202

Income from continuing operations	$ 116	$ 76

The combined results of operations for the three months ended March 31, 2011 and 2010 exclude the operations of Cady Brook Apartments, which was sold in January 2010, and Kentucky Manor, for which no financial information is available.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five of the Local Limited Partnerships.

On March 28, 2011, Marshall Plaza Apartments I and Marshall Plaza Apartments II entered into separate purchase and sale contracts with a third party to sell their investment properties for approximately $1,110,000 and $1,385,000, respectively. The sales are expected to close during 2011. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II. The Partnership’s investment balance in Marshall Plaza Apartments I and II was zero at March 31, 2011 and December 31, 2010.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000 which bear interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $12,000 for each of the three months ended March 31, 2011 and 2010. The notes payable and related accrued interest aggregating approximately $1,846,000 and $1,834,000 at March 31, 2011 and December 31, 2010, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to March 31, 2011 and remain unpaid. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village and Marshall Plaza I & II at both March 31, 2011 and December 31, 2010 was zero.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $33,000 and $35,000 for the three months ended March 31, 2011 and 2010, respectively.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five of the Local Limited Partnerships.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in one Local Limited Partnership and are payable only out of cash distributions from the Local Limited Partnership. The operations generated by the Local Limited Partnership, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At March 31, 2011, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership's primary source of funds includes distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. As discussed below, during the three months ended March 31, 2010, the Partnership received a distribution of approximately $131,000 from the sale of Cady Brook Apartments. No distributions to partners were made during the three months ended March 31, 2011 or 2010.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  No operating distributions were received from the Local Limited Partnerships during the three months ended March 31, 2011 or 2010.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received a distribution of approximately $131,000 during the three months ended March 31, 2010, which was recognized as income on the consolidated statements of operations. The Partnership had no remaining investment balance in Cady Brook Apartments at March 31, 2011 or December 31, 2010.

As of March 31, 2011, the Partnership had cash and cash equivalents of approximately $1,249,000, compared with approximately $1,332,000 at December 31, 2010. All of this cash is on deposit with a financial institution.

The Partnership is obligated on non-recourse notes payable of $520,000 which bear interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $12,000 for each of the three months ended March 31, 2011 and 2010. The notes payable and related accrued interest aggregating approximately $1,846,000 and $1,834,000 at March 31, 2011 and December 31, 2010, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to March 31, 2011 and remain unpaid. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments. The Partnership’s investment balance in Cassady Village and Marshall Plaza I & II at both March 31, 2011 and December 31, 2010 was zero.

On March 28, 2011, Marshall Plaza Apartments I and Marshall Plaza Apartments II entered into separate purchase and sale contracts with a third party to sell their investment properties for approximately $1,110,000 and $1,385,000, respectively. The sales are expected to close during 2011. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II. The Partnership’s investment balance in Marshall Plaza Apartments I and II was zero at March 31, 2011 and December 31, 2010.

Results of Operations

At March 31, 2011, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds a limited partnership interest in one additional Local Limited Partnership, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the three months ended March 31, 2011 and 2010, the Partnership recognized equity in income and amortization of acquisition costs of approximately $65,000 and zero, respectively, from one Local Limited Partnership.

The investments in all but one of the Local Limited Partnerships have been reduced to zero as of March 31, 2011 and December 31, 2010. The Partnership still has an investment balance in Park Place Limited Partnership.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $33,000 and $35,000 for the three months ended March 31, 2011 and 2010, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $18,000 for each of the three months ended March 31, 2011 and 2010.

General and administrative expenses were approximately $2,000 and $5,000 for the three months ended March 31, 2011 and 2010, respectively.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships. For the three months ended March 31, 2011 and 2010, the expense was approximately $21,000 and $28,000, respectively.

Interest expense on non-recourse notes payable was approximately $12,000 for each of the three months ended March 31, 2011 and 2010.

The Partnership, as a limited partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the construction, management and ownership of improved real estate.  The Partnership’s investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn could substantially increase the risk of operating losses for the projects.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.56% of the outstanding Units at March 31, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At March 31, 2011 and December 31, 2010, the Partnership holds variable interests in 14 VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The 14 VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of 14 apartment properties with a total of 710 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $349,000 and $284,000 at March 31, 2011 and December 31, 2010, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentages between 90% and 99%. The Partnership is also entitled to 99.9% of the profits and losses of REA III. REA III is entitled to a 99% interest in the Local Limited Partnership in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 10, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: May 10, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting,
equivalent of the chief financial officer of the Partnership

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