Form 10-Q
period 2011-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2011-08-12
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2011	December 31, 2010
Assets

Investments in and advances to Local Limited Partnerships	$ 437	$ 284
Cash and cash equivalents	1,465	1,332
Receivables – limited partners	197	183
Total assets	$ 2,099	$ 1,799

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 28	$ 41
Taxes payable	--	58
Notes payable, in default	520	520
Accrued interest payable, in default	1,338	1,314
Total liabilities	1,886	1,933

Contingencies	--	--

Partners' (deficiency) capital
General partners	(350)	(353)
Limited partners	563	219
Total partners’ (deficiency) capital	213	(134)
Total liabilities and partners' (deficiency) capital	$ 2,099	$ 1,799

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenues:	$ --	$ --	$ --	$ --

Operating Expenses:
Management fees - Corporate General Partner	33	35	66	70
Legal and accounting	27	34	45	52
Tax expense	27	29	48	57
General and administrative	7	5	9	10
Interest	12	12	24	24
Total operating expenses	106	115	192	213

Loss from partnership operations	(106)	(115)	(192)	(213)
Distributions from Local Limited
Partnerships recognized as income	47	--	47	131
Equity in income of Local Limited
Partnership and amortization of acquisition costs	88	--	153	--
Gain on sale of interests in Local Limited Partnerships	339	--	339	--

Net income (loss)	$ 368	$ (115)	$ 347	$ (82)

Net income (loss) allocated to general partners (1%)	$ 4	$ (1)	$ 3	$ (1)
Net income (loss) allocated to limited partners (99%)	$ 364	$ (114)	$ 344	$ (81)
Net income (loss) per limited partnership interest	$21.85	$(6.83)	$20.65	$(4.85)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands)

	General Partners	Limited Partners	Total
Partners' (deficiency) capital, December 31, 2010	$ (353)	$ 219	$ (134)

Net income for the six months ended June 30, 2011	3	344	347

Partners' (deficiency) capital, June 30, 2011	$ (350)	$ 563	$ 213

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income (loss)	$ 347	$ (82)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Distribution from sale of Local Limited Partnership property recognized as income	--	(131)
Equity in income of Local Limited Partnership and amortization of acquisition costs	(153)	--
Gain on sale of interests in Local Limited Partnerships	(339)	--
Change in accounts:
Receivables – limited partners	(14)	(14)
Taxes payable	(58)	(53)
Accounts payable and accrued expenses	(13)	(8)
Accrued interest payable	24	24
Net cash used in operating activities	(206)	(264)

Cash flows from investing activities:
Distributionfrom sale of Local Limited Partnership property	--	131
Proceeds from sale of interests in Local Limited Partnerships	339	--
Net cash provided by investing activities	339	131

Net increase (decrease) in cash and cash equivalents	133	(133)
Cash and cash equivalents, beginning of period	1,332	1,577

Cash and cash equivalents, end of period	$ 1,465	$ 1,444

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the consolidated financial position of the Partnership at June 30, 2011 and the consolidated results of operations and changes in cash flows for the six months ended June 30, 2011 and 2010.

The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At both June 30, 2011 and December 31, 2010, there were 16,660 limited partnership interests outstanding.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,660 and 16,686 for the three and six months ended June 30, 2011 and 2010, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

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

At June 30, 2011 and December 31, 2010, the Partnership holds variable interests in 11 and 14 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The 11 VIEs at June 30, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 11 apartment properties with a total of 624 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $437,000 and $284,000 at June 30, 2011 and December 31, 2010, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and December 31, 2010, the Partnership holds limited partnership interests in 10 and 13 Local Limited Partnerships, respectively. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds a limited partnership interest in one additional Local Limited Partnership. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 11 and 14 Local Limited Partnerships which owned, as of June 30, 2011 and December 31, 2010, residential low income rental projects consisting of 624 and 710 apartment units, respectively. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. Operating distributions of approximately $47,000 were received from one Local Limited Partnership during the six months ended June 30, 2011. No operating distributions were received from the Local Limited Partnerships during the six months ended June 30, 2010.

In May 2011, the Partnership assigned its limited partnership interests in Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises to affiliates of the Local Operating General Partners of the Local Limited Partnerships for approximately $362,000. The proceeds received of approximately $339,000, net of Wisconsin withholding tax of approximately $23,000, were recorded as a gain on sale of interests in Local Limited Partnerships for the three and six months ended June 30, 2011, as the Partnership’s investment balance in all three Local Limited Partnerships was zero at both June 30, 2011 and December 31, 2010.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received a distribution of approximately $131,000 during the six months ended June 30, 2010, which was recognized as income on the consolidated statements of operations. The Partnership had no remaining investment balance in Cady Brook Apartments at June 30, 2011 or December 31, 2010.

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

As of June 30, 2011 and December 31, 2010, the investment balance in 10 of the 11 and 13 of the 14 Local Limited Partnerships, respectively, had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

The following is a summary of the investments in Local Limited Partnerships for the six months ended June 30, 2011 (in thousands):

Balance, beginning of period	$ 284
Equity in income of Local Limited Partnership	158
Amortization of acquisition costs	(5)

Balance, end of period	$ 437

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2011 and 2010 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues
Rental and other	$ 1,251	$ 1,162	$ 2,412	$ 2,258

Expenses
Operating expenses	841	797	1,595	1,545
Financial expenses	154	168	309	336
Depreciation and amortization expenses	135	144	270	288
	1,130	1,109	2,174	2,169

Income from continuing operations	$ 121	$ 53	$ 238	$ 89

The combined results of operations for the three and six months ended June 30, 2011 and 2010 exclude the operations of Cady Brook Apartments, which was sold in January 2010, Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises, due to the assignment of the Partnership’s interest in these Local Limited Partnerships in May 2011, and Kentucky Manor, for which no financial information is available.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five of the Local Limited Partnerships.

On March 28, 2011, Marshall Plaza Apartments I and Marshall Plaza Apartments II entered into separate purchase and sale contracts with a third party to sell their investment properties for approximately $1,110,000 and $1,385,000, respectively. The sales are expected to close during 2011. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II. The Partnership’s investment balance in Marshall Plaza Apartments I and II was zero at June 30, 2011 and December 31, 2010.

On August 8, 2011, Cassady Village entered into an agreement of sale and purchase to sell its investment property to a third party in exchange for (i) full satisfaction of non-recourse notes payable (as discussed in "Note 3") due to an affiliate of the purchaser, (ii) the assumption of th outstanding mortgage loan encumbering the property, and (iii) gross consideration of one dollar. The Partnership will not receive any proceeds from the sale of the property. The Partnership's investment balance was zero at June 30, 2011 and December 31, 2010.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000 which bear interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $24,000 for each of the six months ended June 30, 2011 and 2010. The notes payable and related accrued interest aggregating approximately $1,858,000 and $1,834,000 at June 30, 2011 and December 31, 2010, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to June 30, 2011 and remain unpaid. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village and Marshall Plaza I & II at both June 30, 2011 and December 31, 2010 was zero.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $66,000 and $70,000 for the six months ended June 30, 2011 and 2010, respectively.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five of the Local Limited Partnerships.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in one Local Limited Partnership and are payable only out of cash distributions from the Local Limited Partnership. The operations generated by the Local Limited Partnership, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At June 30, 2011, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership's primary source of funds includes distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate operating cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. As discussed below, during the six months ended June 30, 2011 and 2010, the Partnership received proceeds of approximately $339,000 from the assignment of limited partnership interests in Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises and a distribution of approximately $131,000 from the sale of Cady Brook Apartments. No distributions to partners were made during the six months ended June 30, 2011 or 2010.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  Operating distributions of approximately $47,000 were received from one Local Limited Partnership during the six months ended June 30, 2011. No operating distributions were received during the six months ended June 30, 2010.

In May 2011, the Partnership assigned its limited partnership interests in Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises to affiliates of the Local Operating General Partners of the Local Limited Partnerships for approximately $362,000. The proceeds received of approximately $339,000, net of Wisconsin withholding tax of approximately $23,000, were recorded as a gain on sale of interests in Local Limited Partnerships for the three and six months ended June 30, 2011, as the Partnership’s investment balance in all three Local Limited Partnerships was zero at both June 30, 2011 and December 31, 2010.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received a distribution of approximately $131,000 during the six months ended June 30, 2010, which was recognized as income on the consolidated statements of operations. The Partnership had no remaining investment balance in Cady Brook Apartments at June 30, 2011 or December 31, 2010.

As of June 30, 2011, the Partnership had cash and cash equivalents of approximately $1,465,000, compared with approximately $1,332,000 at December 31, 2010. All of this cash is on deposit with a financial institution.

The Partnership is obligated on non-recourse notes payable of $520,000 which bear interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $24,000 for each of the six months ended June 30, 2011 and 2010. The notes payable and related accrued interest aggregating approximately $1,858,000 and $1,834,000 at June 30, 2011 and December 31, 2010, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to June 30, 2011 and remain unpaid. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments. The Partnership’s investment balance in Cassady Village and Marshall Plaza I & II at both June 30, 2011 and December 31, 2010 was zero.

On August 8, 2011, Cassady Village entered into an agreement of sale and purchase to sell its investment property to a third party in exchange for (i) full satisfaction of non-recourse notes payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of th outstanding mortgage loan encumbering the property, and (iii) gross consideration of one dollar. The Partnership will not receive any proceeds from the sale of the property. The Partnership's investment balance was zero at June 30, 2011 and December 31, 2010.

On March 28, 2011, Marshall Plaza Apartments I and Marshall Plaza Apartments II entered into separate purchase and sale contracts with a third party to sell their investment properties for approximately $1,110,000 and $1,385,000, respectively. The sales are expected to close during 2011. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II. The Partnership’s investment balance in Marshall Plaza Apartments I and II was zero at June 30, 2011 and December 31, 2010.

Results of Operations

At June 30, 2011, the Partnership had investments in 10 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds a limited partnership interest in one additional Local Limited Partnership, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the six months ended June 30, 2011 and 2010, the Partnership recognized equity in income and amortization of acquisition costs of approximately $153,000 and zero, respectively, from one Local Limited Partnership.

The investments in all but one of the Local Limited Partnerships have been reduced to zero as of June 30, 2011 and December 31, 2010. The Partnership still has an investment balance in Park Place Limited Partnership.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $33,000 and $35,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $66,000 and $70,000 for the six months ended June 30, 2011 and 2010, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $27,000 and $34,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $45,000 and $52,000 for the six months ended June 30, 2011 and 2010, respectively. The decrease in legal and accounting fees for both periods is primarily due to a decrease in professional expenses associated with the administration of the Partnership.

General and administrative expenses were approximately $7,000 and $5,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $9,000 and $10,000 for the six months ended June 30, 2011 and 2010, respectively.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships. For the three and six months ended June 30, 2011, the expense was approximately $27,000 and $48,000, respectively. For the three and six months ended June 30, 2010, the expense was approximately $29,000 and $57,000, respectively.

Interest expense on non-recourse notes payable was approximately $12,000 and $24,000 for each of the three and six months ended June 30, 2011 and 2010, respectively.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.56% of the outstanding Units at June 30, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Variable Interest Entites

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

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

At June 30, 2011 and December 31, 2010, the Partnership holds variable interests in 11 and 14 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The 11 VIEs at June 30, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 11 apartment properties with a total of 624 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $437,000 and $284,000 at June 30, 2011 and December 31, 2010, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 12, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.5       Assignment Agreement by and between Real Estate Associates Limited VI, a California limited partnership, Linda Kittleson, and Duane Kittleson and Richard C. Adams, dated May 19, 2011, incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 19, 2011.

10.6       Assignment Agreement by and between Real Estate Associates Limited VI, a California limited partnership, Linda Kittleson and Duane Kittleson, dated May 19, 2011, incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 19, 2011.

10.7       Assignment Agreement by and between Real Estate Associates Limited VI, a California limited partnership, Linda Kittleson and Duane Kittleson, dated May 19, 2011, incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 19, 2011.

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