Form 10-Q
period 2011-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2011-11-07
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2011	2010

Assets

Investments in and advances to Local Limited Partnerships	$ 421	$ 284
Cash and cash equivalents	1,505	1,332
Receivables – limited partners	196	183
Total assets	$ 2,122	$ 1,799

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 28	$ 41
Taxes payable	27	58
Notes payable, in default	520	520
Accrued interest payable, in default	1,351	1,314
Total liabilities	1,926	1,933

Contingencies	--	--

Partners' (deficiency) capital
General partners	(350)	(353)
Limited partners	546	219
Total partners’ (deficiency) capital	196	(134)
Total liabilities and partners' (deficiency) capital	$ 2,122	$ 1,799

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees - Corporate General
Partner	33	35	99	105
Legal and accounting	36	19	81	71
Tax expense	27	29	75	86
General and administrative	4	6	13	16
Interest	13	13	37	37
Total operating expenses	113	102	305	315

Loss from partnership operations	(113)	(102)	(305)	(315)
Distributions from Local Limited
Partnerships recognized as
income	13	4	60	135
Recovery of advances to Local Limited
Partnership previously recognized as
expense	37	--	37	--
Equity in income (loss) of Local Limited
Partnership and amortization of
acquisition costs	(16)	--	137	--
Gain on sale of interests in Local
Limited Partnerships	62	--	401	--

Net income (loss)	$ (17)	$ (98)	$ 330	$ (180)

Net income (loss) allocated to general
partners (1%)	$ --	$ (1)	$ 3	$ (2)
Net income (loss) allocated to limited
partners (99%)	$ (17)	$ (97)	$ 327	$ (178)

Net income (loss) per limited partnership
interest	$ (1.02)	$ (5.81)	$ 19.63	$(10.67)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' (deficiency) capital,
December 31, 2010	$ (353)	$ 219	$ (134)

Net income for the nine months
ended September 30, 2011	3	327	330

Partners' (deficiency) capital,
September 30, 2011	$ (350)	$ 546	$ 196

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$ 330	$ (180)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Distribution from sale of Local Limited Partnership
property recognized as income	--	(131)
Equity in income of Local Limited Partnership and
amortization of acquisition costs	(137)	--
Gain on sale of interests in Local Limited Partnerships	(401)	--
Recovery of advances to Local Limited Partnership previously
recognized as expense	(37)	--
Change in accounts:
Receivables – limited partners	(13)	(14)
Taxes payable	(31)	(24)
Accounts payable and accrued expenses	(13)	(9)
Accrued interest payable	37	37
Net cash used in operating activities	(265)	(321)

Cash flows from investing activities:
Recovery of advances to Local Limited Partnership	37	--
Distribution from sale of Local Limited Partnership property	--	131
Proceeds from sale of interests in Local Limited Partnerships	401	--
Net cash provided by investing activities	438	131

Net increase (decrease) in cash and cash equivalents	173	(190)
Cash and cash equivalents, beginning of period	1,332	1,577
Cash and cash equivalents, end of period	$ 1,505	$ 1,387

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the consolidated financial position of the Partnership at September 30, 2011 and the consolidated results of operations and changes in cash flows for the nine months ended September 30, 2011 and 2010.

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

At both September 30, 2011 and December 31, 2010, there were 16,660 limited partnership interests outstanding.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,660 and 16,686 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

At September 30, 2011 and December 31, 2010, the Partnership holds variable interests in 9 and 14 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The 9 VIEs at September 30, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 9 apartment properties with a total of 533 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $421,000 and $284,000 at September 30, 2011 and December 31, 2010, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and December 31, 2010, the Partnership holds limited partnership interests in 8 and 13 Local Limited Partnerships, respectively. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds a limited partnership interest in one additional Local Limited Partnership. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 9 and 14 Local Limited Partnerships which owned, as of September 30, 2011 and December 31, 2010, residential low income rental projects consisting of 533 and 710 apartment units, respectively. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. Operating distributions of approximately $60,000 and $4,000 were received from three and one Local Limited Partnerships during the nine months ended September 30, 2011 and 2010, respectively.

In August 2011, the Partnership assigned its limited partnership interest in Orocovix Limited Dividend Partnership to an affiliate of the Local Operating General Partner of the Local Limited Partnership for approximately $12,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership for the three and nine months ended September 30, 2011, as the Partnership’s investment balance in the Local Limited Partnership was zero at both September 30, 2011 and December 31, 2010.

In August 2011, the Partnership assigned its limited partnership interest in Valley Oaks Senior Housing Associates to an affiliate of the Local Operating General Partner of the Local Limited Partnership for $50,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership for the three and nine months ended September 30, 2011, as the Partnership’s investment balance in the Local Limited Partnership was zero at both September 30, 2011 and December 31, 2010.

In May 2011, the Partnership assigned its limited partnership interests in Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises to affiliates of the Local Operating General Partners of the Local Limited Partnerships for approximately $362,000. The proceeds received of approximately $339,000, net of Wisconsin withholding tax of approximately $23,000, were recorded as a gain on sale of interests in Local Limited Partnerships for the nine months ended September 30, 2011, as the Partnership’s investment balance in all three Local Limited Partnerships was zero at both September 30, 2011 and December 31, 2010.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received a distribution of approximately $131,000 during the nine months ended September 30, 2010, which was recognized as income on the consolidated statements of operations. The Partnership had no remaining investment balance in Cady Brook Apartments at September 30, 2011 or December 31, 2010.

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

As of September 30, 2011 and December 31, 2010, the investment balance in 8 of the 9 and 13 of the 14 Local Limited Partnerships, respectively, had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Limited Partnerships during the nine months ended September 30, 2011 and 2010. During the three and nine months ended September 30, 2011, the Partnership received repayment of advances of approximately $37,000 from one Local Limited Partnership, Crockett Manor. The repayment of advances was recognized as income on the consolidated statements of operations. No advances were repaid by Local Limited Partnerships during the nine months ended September 30, 2010.

The following is a summary of the investments in Local Limited Partnerships for the nine months ended September 30, 2011 (in thousands):

Balance, beginning of period	$ 284
Equity in income of Local Limited Partnership	144
Amortization of acquisition costs	(7)

Balance, end of period	$ 421

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2011 and 2010 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Rental and other	$ 798	$ 958	$ 2,893	$ 2,906

Expenses
Operating expenses	621	545	1,993	1,888
Financial expenses	124	137	371	411
Depreciation and amortization expenses	116	113	349	337
	861	795	2,713	2,636

Income (loss) from continuing
operations	$ (63)	$ 163	$ 180	$ 270

The combined results of operations for the three and nine months ended September 30, 2011 and 2010 exclude the operations of Cady Brook Apartments, which was sold in January 2010, Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises, due to the assignment of the Partnership’s interest in these Local Limited Partnerships in May 2011, Villas de Orocovix and Valley Oaks, due to the assignment of the Partnership’s interest in these Local Limited Partnerships in August 2011, and Kentucky Manor, for which no financial information is available.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five of the Local Limited Partnerships.

On March 28, 2011, Marshall Plaza Apartments I and Marshall Plaza Apartments II entered into separate purchase and sale contracts with a third party to sell their investment properties for approximately $1,110,000 and $1,385,000, respectively. The sales are expected to close during 2011. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II. The Partnership’s investment balance in Marshall Plaza Apartments I and II was zero at September 30, 2011 and December 31, 2010.

On August 8, 2011, Cassady Village entered into an agreement of sale and purchase to sell its investment property to the holder of the Partnership’s non-recourse notes payable in exchange for (i) full satisfaction of the non-recourse notes payable (as discussed in “Note 3”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) gross consideration of one dollar.  The Partnership will not receive any proceeds from the sale of the property.  The Partnership’s investment balance in this Local Limited Partnership was zero at September 30, 2011 and December 31, 2010.

On October 25, 2011, Oakwood Manor entered into a purchase and sale contract to sell its investment property to a third party for a gross sale price of $500,000.  After payment of closing costs and the mortgage encumbering the property, the Partnership expects to receive a distribution of approximately $300,000 from the sale of Oakwood Manor.  The Partnership had no investment balance remaining in Oakwood Manor as of September 30, 2011 and December 31, 2010.

On October 25, 2011, Crockett Manor entered into a purchase and sale contract to sell its investment property a third party for a sale price of $75,000 in excess of the balance of the mortgage encumbering the property. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor.  The Partnership had no investment balance remaining in Crockett Manor as of September 30, 2011 and December 31, 2010.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000 which bear interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $37,000 for each of the nine months ended September 30, 2011 and 2010. The notes payable and related accrued interest aggregating approximately $1,871,000 and $1,834,000 at September 30, 2011 and December 31, 2010, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to September 30, 2011 and remain unpaid. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village and Marshall Plaza I & II at both September 30, 2011 and December 31, 2010 was zero.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $99,000 and $105,000 for the nine months ended September 30, 2011 and 2010, respectively.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five of the Local Limited Partnerships.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in one Local Limited Partnership and are payable only out of cash distributions from the Local Limited Partnership. The operations generated by the Local Limited Partnership, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At September 30, 2011, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. As discussed below, during the nine months ended September 30, 2011 and 2010, the Partnership received proceeds of approximately $401,000 from the assignment of limited partnership interests in five Local Limited Partnerships and a distribution of approximately $131,000 from the sale of Cady Brook Apartments, respectively. No distributions to partners were made during the nine months ended September 30, 2011 or 2010.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. For the nine months ended September 30, 2011 and 2010, the Partnership received approximately $60,000 and $4,000, respectively, in operating distributions from Local Limited Partnerships which was recognized as income.

In August 2011, the Partnership assigned its limited partnership interests in Orocovix Limited Dividend Partnership to an affiliate of the Local Operating General Partner of the Local Limited Partnership for approximately $12,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership for the three and nine months ended September 30, 2011, as the Partnership’s investment balance in the Local Limited Partnership was zero at both September 30, 2011 and December 31, 2010.

In August 2011, the Partnership assigned its limited partnership interest in Valley Oaks Senior Housing Associates to an affiliate of the Local Operating General Partner of the Local Limited Partnership for $50,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership for the three and nine months ended September 30, 2011, as the Partnership’s investment balance in the Local Limited Partnership was zero at both September 30, 2011 and December 31, 2010.

In May 2011, the Partnership assigned its limited partnership interests in Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises to affiliates of the Local Operating General Partners of the Local Limited Partnerships for approximately $362,000. The proceeds received of approximately $339,000, net of Wisconsin withholding tax of approximately $23,000, were recorded as a gain on sale of interests in Local Limited Partnerships for the nine months ended September 30, 2011, as the Partnership’s investment balance in all three Local Limited Partnerships was zero at both September 30, 2011 and December 31, 2010.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received a distribution of approximately $131,000 during the nine months ended September 30, 2010, which was recognized as income on the consolidated statements of operations. The Partnership had no remaining investment balance in Cady Brook Apartments at September 30, 2011 or December 31, 2010.

As of September 30, 2011, the Partnership had cash and cash equivalents of approximately $1,505,000, compared to approximately $1,332,000 at December 31, 2010. All of this cash is on deposit with a financial institution.

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and had principal maturities of December 1999.  The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $37,000 for each of the nine months ended September 30, 2011 and 2010. The notes payable and related accrued interest aggregating approximately $1,871,000 and $1,834,000 at September 30, 2011 and December 31, 2010, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to September 30, 2011 and remain unpaid. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments.  The Partnership’s investment balance in Cassady Village and Marshall Plaza I & II Apartments at both September 30, 2011 and December 31, 2010 was zero.

On August 8, 2011, Cassady Village entered into an agreement of sale and purchase to sell its investment property to the holder of the Partnership’s non-recourse notes payable in exchange for (i) full satisfaction of the non-recourse notes payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) gross consideration of one dollar.  The Partnership will not receive any proceeds from the sale of the property.  The Partnership’s investment balance in this Local Limited Partnership was zero at September 30, 2011 and December 31, 2010.

On March 28, 2011, Marshall Plaza Apartments I and Marshall Plaza Apartments II entered into separate purchase and sale contracts with a third party to sell their investment properties for approximately $1,110,000 and $1,385,000, respectively. The sales are expected to close during 2011. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II. The Partnership’s investment balance in Marshall Plaza Apartments I and II was zero at September 30, 2011 and December 31, 2010.

On October 25, 2011, Oakwood Manor entered into a purchase and sale contract to sell its investment property to a third party for a gross sale price of $500,000.  After payment of closing costs and the mortgage encumbering the property, the Partnership expects to receive a distribution of approximately $300,000 from the sale of Oakwood Manor.  The Partnership had no investment balance remaining in Oakwood Manor as of September 30, 2011 and December 31, 2010.

On October 25, 2011, Crockett Manor entered into a purchase and sale contract to sell its investment property a third party for a sale price of $75,000 in excess of the balance of the mortgage encumbering the property. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor.  The Partnership had no investment balance remaining in Crockett Manor as of September 30, 2011 and December 31, 2010.

Results of Operations

At September 30, 2011, the Partnership had investments in 8 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds a limited partnership interest in one additional Local Limited Partnership, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the nine months ended September 30, 2011, the Partnership recognized equity in income and amortization of acquisition costs of approximately $137,000 and zero, respectively, from one Local Limited Partnership.

The investments in all but one of the Local Limited Partnerships have been reduced to zero as of September 30, 2011 and December 31, 2010. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Limited Partnerships during the nine months ended September 30, 2011 and 2010. During the three and nine months ended September 30, 2011, the Partnership received repayment of advances of approximately $37,000 from one Local Limited Partnership, Crockett Manor. The repayment of advances was recognized as income on the consolidated statements of operations. No advances were repaid by Local Limited Partnerships during the nine months ended September 30, 2010.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $33,000 and $35,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $99,000 and $105,000 for the nine months ended September 30, 2011 and 2010, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $36,000 and $19,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $81,000 and $71,000 for the nine months ended September 30, 2011 and 2010, respectively. The increase in legal and accounting fees for both periods is primarily due to an increase in legal fees related to the 2011 assignment of limited partnership interests in five Local Limited Partnerships, partially offset by a decrease in professional expenses associated with the administration of the Partnership.

General and administrative expenses were approximately $4,000 and $6,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $13,000 and $16,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships. For the three and nine months ended September 30, 2011, the expense was approximately $27,000 and $75,000, respectively. For the three and nine months ended September 30, 2010, the expense was approximately $29,000 and $86,000, respectively.

Interest expense on non-recourse notes payable was approximately $13,000 and $37,000 for each of the three and nine months ended September 30, 2011 and 2010, respectively.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.56% of the outstanding Units at September 30, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At September 30, 2011 and December 31, 2010, the Partnership holds variable interests in 9 and 14 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The 9 VIEs at September 30, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 9 apartment properties with a total of 533 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $421,000 and $284,000 at September 30, 2011 and December 31, 2010, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 7, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: November 7, 2011	By: /s/Stephen B. Waters
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

10.8       Assignment and Assumption of Limited Partner Interest and First Amendment to the First Amended and Restated Agreement and Certificate of Limited Partnership by and between Real Estate Associates Limited VI, a California limited partnership, Alvarez Bracero LP, LLC, a Delaware limited liability company, Bucare Development Corporation, a Puerto Rico corporation, and Bahia Guayanilla Corporation, a Puerto Rico Corporation, dated August 16, 2011, incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 16, 2011.

10.9       First Amendment to Agreement and Certificate of Limited Partnership of Valley Oaks Senior Housing Associates by and between Real Estate Associates Limited VI, a California limited partnership, and Patrick R. Sabelhaus and Kristen Otto, dated August 22, 2011, incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 22, 2011.

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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in Partners’ (deficiency) capital, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.