Form 10-K
period 2011-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2012-03-30
CIK 715578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

80 International Drive, PO Box 1089

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

REAL VI holds limited partnership interests in eight local limited partnerships (the “Local Limited Partnerships”). In addition the Partnership holds a general partner interest in Real Estate Associates III (“REA III”) which, in turn, holds a limited partnership interest in one additional Local Limited Partnership. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in nine Local Limited Partnerships. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the Federal or local government. The Partnership sold its interests in 10 Local Limited Partnerships in December 1998. In 2003, the Partnership sold its interest in one Local Limited Partnership and the interest in another Local Limited Partnership was foreclosed on by a noteholder. In 2005, two of the Local Limited Partnerships sold their investment properties and the Partnership assigned its interest in another Local Limited Partnership. In 2006, the Partnership sold its interest in one Local Limited Partnership.  In 2007, two Local Limited Partnerships sold their investment properties. In 2010, one Local Limited Partnership sold its investment property. In 2011, the Partnership sold its interest in five Local Limited Partnerships.

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

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.     PROPERTIES

During the year ended December 31, 2011, most of the projects in which REAL VI had invested were substantially rented.  The following is a schedule of the status as of December 31, 2011 of the projects owned by Local Limited Partnerships in which REAL VI, either directly or indirectly through REA III, is a limited partner.

SCHEDULE OF PROJECTS OWNED BY
LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT
December 31, 2011

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (E)	2011	2010

Cassady Village(1)
Columbus, OH	98	(A)	50	91%	89%

Crockett Manor
Trenton, TN	38	(C)	38	99%	98%

Hummelstown Manor
Hummelstown, PA	51	(D)	50	100%	99%

Kentucky Manor
Oak Grove, KY	48	(D)	--	88%	68%

Marshall Plaza I (2)
Lorain, OH	40	(B)	39	90%	95%

Marshall Plaza II (2)
Lorain, OH	50	(B)	48	93%	95%

Oakridge Park II
Biloxi, MS	48	(D)	--	96%	96%

Oakwood Manor
Milan, TN	34	State Program	34	100%	98%

Park Place
Ewing, NJ	126	State Program	125	87%	97%

Totals	533		384

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

(E)   Section 8 of Title II of the Housing and Community Development Act of 1974.

(1)   Effective March 2, 2012, the Local Limited Partnership sold its investment property to the holder of the non-recourse notes payable encumbering the Local Limited Partnership.

(2)   Effective January 11, 2012, the Local Limited Partnership sold its investment property to the holder of the non-recourse note payable encumbering the Local Limited Partnership.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partnership interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2011.

	REAL VI	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Crockett Manor	99.00%	215	978

Hummelstown Manor	95.00%	330	1,635

Kentucky Manor	95.00%	250	(A)

Oakridge Park II	95.00%	221	1,109

Oakwood Manor	99.00%	148	213

Park Place	90.00%	1,182	1,497

TOTALS		$ 2,346	$ 5,432

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

The Partnership has a 98.99% ownership interest in Cassady Village, Marshall Plaza I and Marshall Plaza II, which are excluded from the table above, as a result of the Local Limited Partnerships selling their respective investment properties on March 2, 2012, January 11, 2012 and January 11, 2012, respectively.

ITEM 3.     LEGAL PROCEEDINGS

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may be transferred only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2011, there were 2,927 registered holders of units in REAL VI holding 16,636 partnership interests.  The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. No distributions were made during the years ended December 31, 2011 and 2010.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.57% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

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

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. As discussed below, during the years ended December 31, 2011 and 2010, the Partnership received proceeds of approximately $401,000 from the assignment of limited partnership interests in five Local Limited Partnerships and a distribution of approximately $134,000 from the sale of Cady Brook Apartments, respectively. No distributions to partners were made during the years ended December 31, 2011 or 2010.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. For the years ended December 31, 2011 and 2010, the Partnership received approximately $60,000 and $4,000, respectively, in operating distributions from Local Limited Partnerships which were recognized as income.

In August 2011, the Partnership assigned its limited partnership interest in Orocovix Limited Dividend Partnership to an affiliate of the Local Operating General Partner of the Local Limited Partnership for approximately $12,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”, as the Partnership’s investment balance in the Local Limited Partnership was zero at both December 31, 2011 and 2010.

In August 2011, the Partnership assigned its limited partnership interest in Valley Oaks Senior Housing Associates to an affiliate of the Local Operating General Partner of the Local Limited Partnership for $50,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”, as the Partnership’s investment balance in the Local Limited Partnership was zero at both December 31, 2011 and 2010.

In May 2011, the Partnership assigned its limited partnership interests in Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises to affiliates of the Local Operating General Partners of the Local Limited Partnerships for approximately $362,000. The proceeds received of approximately $339,000, net of Wisconsin withholding tax of approximately $23,000, were recorded as a gain on sale of interests in Local Limited Partnerships on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”, as the Partnership’s investment balance in all three Local Limited Partnerships was zero at both December 31, 2011 and 2010.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received a distribution of approximately $134,000, which was recognized as income on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. The Partnership had no remaining investment balance in Cady Brook Apartments at December 31, 2011 or 2010.

As of December 31, 2011 and 2010, the Partnership had cash and cash equivalents of approximately $1,452,000 and $1,332,000, respectively. All of this cash is on deposit with a financial institution.

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and had principal maturities of December 1999.  The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. The notes payable and related accrued interest aggregating approximately $1,883,000 and $1,834,000 at December 31, 2011 and 2010, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2011. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments. Subsequent to December 31, 2011, all three of the Local Limited Partnerships sold their respective properties to the note holder. The Partnership’s investment balance in Cassady Village and Marshall Plaza Apartments I & II at both December 31, 2011 and 2010 was zero.

Subsequent to December 31, 2011, Cassady Village sold its investment property to the holder of the Partnership’s non-recourse notes payable in exchange for (i) full satisfaction of the non-recourse notes payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar.  The Partnership did not receive any proceeds from the sale.  The Partnership’s investment balance in this Local Limited Partnership was zero as of both December 31, 2011 and 2010.

Subsequent to December 31, 2011, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II. The Partnership’s investment balance in Marshall Plaza Apartments I and II was zero as of both December 31, 2011 and 2010.

On March 2, 2012, Oakwood Manor entered into a purchase and sale contract to sell its investment property to a third party for a gross sale price of $500,000.  After payment of closing costs and the mortgage encumbering the property, the Partnership expects to receive a distribution of approximately $300,000 from the sale of Oakwood Manor.  The Partnership had no investment balance remaining in Oakwood Manor as of December 31, 2011 and 2010.

On October 25, 2011, Crockett Manor entered into a purchase and sale contract to sell its investment property to a third party for a sale price that exceeds the balance of the mortgage encumbering the property by $75,000. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor.  The Partnership had no investment balance remaining in Crockett Manor as of December 31, 2011 and 2010.

Results of Operations

At December 31, 2011, the Partnership had investments in 8 Local Limited Partnerships and a general partner interest in REA III which, in turn, holds a limited partnership interest in one additional Local Limited Partnership, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the years ended December 31, 2011 and 2010, the Partnership recognized equity in income and amortization of acquisition costs of approximately $224,000 and zero, respectively, from one Local Limited Partnership.

The investments in all but one of the Local Limited Partnerships have been reduced to zero as of December 31, 2011 and 2010. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Limited Partnerships during the years ended December 31, 2011 and 2010. During the year ended December 31, 2011, the Partnership received repayment of advances of approximately $37,000 from one Local Limited Partnership, Crockett Manor. The repayment of advances was recognized as income on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. No advances were repaid by Local Limited Partnerships during the year ended December 31, 2010.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $2,663,000 and $2,748,000 for the years ended December 31, 2011 and 2010, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $2,308,000 and $2,365,000 for the years ended December 31, 2011 and 2010, respectively.

Total income from continuing operations for the Local Limited Partnerships was approximately $355,000 and $383,000 for the years ended December 31, 2011 and 2010, respectively. The income from continuing operations allocated to the Partnership was approximately $325,000 and $348,000 for the years ended December 31, 2011 and 2010, respectively, but was not fully recognized on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership’s remaining investment balance in certain Local Limited Partnerships has been reduced to zero.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $132,000 and $140,000 for the years ended December 31, 2011 and 2010, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $107,000 and $98,000 for the years ended December 31, 2011 and 2010, respectively. The increase in legal and accounting fees is primarily due to an increase in legal fees related to the 2011 assignment of limited partnership interests in five Local Limited Partnerships, partially offset by a decrease in professional expenses associated with the administration of the Partnership. General and administrative expenses were approximately $19,000 and $24,000 for the years ended December 31, 2011 and 2010, respectively. The decrease in general and administrative expenses is primarily due to decreases in costs associated with the Partnership’s quarterly and annual communications with investors.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships. For the years ended December 31, 2011 and 2010, the expense was approximately $120,000 and $115,000, respectively.

Interest expense on non-recourse notes payable was approximately $49,000 for each of the years ended December 31, 2011 and 2010.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in 9 and 14 VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 9 VIEs at December 31, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 9 apartment properties with a total of 533 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $508,000 and $284,000 at December 31, 2011 and 2010, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets – December 31, 2011 and 2010

      Consolidated Statements of Operations – Years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Partners’ Capital (Deficiency) – Years ended December 31, 2011 and 2010

      Consolidated Statements of Cash Flows – Years ended December 31, 2011 and 2010

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VI

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VI as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VI at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 30, 2012

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
Assets

Investments in and advances to Local Limited Partnerships	$ 508	$ 284
Cash and cash equivalents	1,452	1,332
Receivables – limited partners	196	183
Total assets	$ 2,156	$ 1,799

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 40	$ 41
Taxes payable	72	58
Notes payable, in default	520	520
Accrued interest payable, in default	1,363	1,314
Total liabilities	1,995	1,933

Contingencies	--	--

Partners’ capital (deficiency):
General partners	(350)	(353)
Limited partners	511	219
Total partners’ capital (deficiency)	161	(134)
Total liabilities and partners’ capital (deficiency)	$ 2,156	$ 1,799

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2011	2010

Revenues:	$ --	$ --

Operating Expenses:
Management fees - Corporate General Partner	132	140
General and administrative	19	24
Legal and accounting	107	98
Tax expense	120	115
Interest	49	49
Total operating expenses	427	426

Loss from partnership operations	(427)	(426)
Recovery of advances to Local Limited Partnership
previously recognized as expense	37	--
Distributions from Local Limited Partnerships
recognized as income	60	138
Equity in income of Local Limited Partnership and
amortization of acquisition costs	224	--
Gain on sale of interests in Local Limited Partnerships	401	--

Net income (loss)	$ 295	$ (288)

Net income (loss) allocated to general partners (1%)	$ 3	$ (3)
Net income (loss) allocated to limited partners (99%)	$ 292	$ (285)

Net income (loss) per limited partnership interest	$ 17.53	$(17.08)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency) at
December 31, 2009	$ (350)	$ 504	$ 154

Net income (loss) for the year ended
December 31, 2010	(3)	(285)	(288)

Partners’ capital (deficiency) at
December 31, 2010	(353)	219	(134)

Net income (loss) for the year ended
December 31, 2011	3	292	295

Partners’ capital (deficiency) at
at December 31, 2011	$ (350)	$ 511	$ 161

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 295	$ (288)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Distribution from sale of Local Limited Partnership
property recognized as income	--	(134)
Gain on sale of interests in Local Limited
Partnerships	(401)	--
Recovery of advances to Local Limited Partnership
previously recognized as expense	(37)	--
Equity in income of Local Limited Partnership and
amortization of acquisition costs	(224)	--
Change in accounts:
Receivables – limited partners	(13)	(13)
Accounts payable and accrued expenses	(1)	2
Accrued interest payable	49	49
Taxes payable	14	5
Net cash used in operating activities	(318)	(379)

Cash flows from investing activities:
Distribution from sale of Local Limited Partnership
property	--	134
Proceeds from sale of interests in Local Limited
Partnerships	401	--
Recovery of advances to Local Limited Partnership	37	--
Net cash provided by investing activities	438	134

Net increase (decrease) in cash and cash equivalents	120	(245)
Cash and cash equivalents, beginning of the year	1,332	1,577
Cash and cash equivalents, end of the year	$ 1,452	$ 1,332

See Accompanying Notes to Consolidated Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED VI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2011

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2011 and 2010.

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

Abandonment of Units

During the years ended December 31, 2011 and 2010, the number of Limited Partnership Interests decreased by 24 and 26 interests, respectively, due to limited partners abandoning their interests. At December 31, 2011 and 2010, there were 16,636 and 16,660 limited partnership interests outstanding. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,660 and 16,686 for the years ended December 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2011 and 2010 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the years ended December 31, 2011 or 2010.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in one Local Limited Partnership and are payable only out of cash distributions from the Local Limited Partnership. The operations generated by the Local Limited Partnership, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At December 31, 2011, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in 9 and 14 VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 9 VIEs at December 31, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 9 apartment properties with a total of 533 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $508,000 and $284,000 at December 31, 2011 and 2010, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and 2010, the Partnership holds limited partnership interests in 8 and 13 Local Limited Partnerships, respectively. In addition, the Partnership holds a majority-owned general partner interest in REA III, which, in turn, holds a limited partnership interest in one additional Local Limited Partnership. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 9 and 14 Local Limited Partnerships, which owned, as of December 31, 2011 and 2010, respectively, residential low-income rental projects consisting of 533 and 710 apartment units, respectively. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the years ended December 31, 2011 and 2010, the Partnership received approximately $60,000 and $4,000 in operating distributions from three and one Local Limited Partnerships, respectively, which was recognized as income.

In August 2011, the Partnership assigned its limited partnership interests in Orocovix Limited Dividend Partnership to an affiliate of the Local Operating General Partner of the Local Limited Partnership for approximately $12,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership, as the Partnership’s investment balance in the Local Limited Partnership was zero at both December 31, 2011 and 2010.

In August 2011, the Partnership assigned its limited partnership interest in Valley Oaks Senior Housing Associates to an affiliate of the Local Operating General Partner of the Local Limited Partnership for $50,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership, as the Partnership’s investment balance in the Local Limited Partnership was zero at both December 31, 2011 and 2010.

In May 2011, the Partnership assigned its limited partnership interests in Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises to affiliates of the Local Operating General Partners of the Local Limited Partnerships for approximately $362,000. The proceeds received of approximately $339,000, net of Wisconsin withholding tax of approximately $23,000, were recorded as a gain on sale of interests in Local Limited Partnerships, as the Partnership’s investment balance in all three Local Limited Partnerships was zero at both December 31, 2011 and 2010.

In January 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Cady Brook Apartments, sold its investment property to a third party for a gross sale price of $1,588,000. The Partnership received a distribution of approximately $134,000, which was recognized as income on the consolidated statements of operations. The Partnership had no remaining investment balance in Cady Brook Apartments at December 31, 2011 or 2010.

Subsequentto December 31, 2011, Cassady Village sold its investment property to the holder of the Partnership’s non-recourse notes payable in exchange for (i) full satisfaction of the non-recourse notes payable (as discussed in “Note 3”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar.  The Partnership did not receive any proceeds from the sale.  The Partnership’s investment balance in this Local Limited Partnership was zero as of both December 31, 2011 and 2010.

Subsequent to December 31, 2011, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II. The Partnership’s investment balance in Marshall Plaza Apartments I and II was zero as of both December 31, 2011 and 2010.

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

As of December 31, 2011 and 2010, the investment balance in all but one of the Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Limited Partnerships during the years ended December 31, 2011 and 2010. During the year ended December 31, 2011, the Partnership received repayment of advances of approximately $37,000 from one Local Limited Partnership, Crockett Manor. The repayment of advances was recognized as income on the consolidated statements of operations. No advances were repaid by Local Limited Partnerships during the year ended December 31, 2010.

The following is a summary of the investments in Local Limited Partnerships for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance, beginning of year	$ 284	$ 284
Amortization of acquisition costs	(9)	(9)
Equity in income of Local Limited Partnerships	233	9
Balance, end of year	$ 508	$ 284

The difference between the investment in the accompanying consolidated balance sheets at December 31, 2011 and 2010 and the equity (deficit) per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually not material to the overall financial position of the Partnership.  The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2011 and 2010 and for each of the two years in the period then ended is presented below. The Partnership’s value of its investment in Park Place Associates (the “Material Investee”) is material to the Partnership’s consolidated financial position and amounts included below for the Material Investee are included on an audited basis.

The condensed combined results of operations for the years ended December 31, 2011 and 2010 exclude the assets, liabilities, and operations of Cady Brook Apartments, which was sold in January 2010, Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises, due to the assignment of the Partnership’s interest in these Local Limited Partnerships in May 2011, Villas de Orocovix and Valley Oaks, due to the assignment of the Partnership’s interest in these Local Limited Partnerships in August 2011, Kentucky Manor, for which no financial information is available, Marshall Plaza I and II, due to their sales in January 2012 and Cassady Village due to its sale in March 2012.

Condensed Combined Balance Sheets of the Local Limited Partnerships
(in thousands)
	December 31, 2011			December 31, 2010
	Material			Material
	Investee	Unaudited	Total	Investee	Unaudited	Total
Assets
Land	$ 337	$ 308	$ 645	$ 337	$ 308	$ 645
Building and improvements,
net of accumulated
depreciation of $5,635,
$5,316, $5,412 and $5,216,
respectively	2,471	542	3,013	2,660	605	3,265
Other assets	1,661	1,115	2,776	1,738	1,130	2,868

Total assets	$4,469	$ 1,965	$ 6,434	$4,735	$ 2,043	$ 6,778

Liabilities and Partners’
Equity (Deficit):
Liabilities:
Mortgage notes payable	$1,497	$ 3,935	$ 5,432	$2,027	$ 4,015	$ 6,042
Other liabilities	99	818	917	48	906	954
Partners’ equity (deficit)	2,873	(2,788)	85	2,660	(2,878)	(218)

Total liabilities and partners'
equity (deficit)	$4,469	$ 1,965	$ 6,434	$4,735	$ 2,043	$ 6,778

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
	Years Ended December 31,
	2011	2011	2011	2010	2010	2010
	Material			Material
Revenues:	Investee	Unaudited	Total	Investee	Unaudited	Total

Rental and other	$ 1,482	$ 1,181	$ 2,663	$ 1,580	$ 1,168	$ 2,748

Expenses:
Operating expenses	786	737	1,523	796	733	1,529
Financial expenses	200	242	442	248	246	494
Depreciation and
amortization	237	106	343	237	105	342
Total expenses	1,223	1,085	2,308	1,281	1,084	2,365

Income from continuing
operations	$ 259	$ 96	$ 355	$ 299	$ 84	$ 383

Real Estate and Accumulated Depreciation of Local Limited Partnerships

(1)            Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts related to the Material Investee):

	Gross Amount at Which Carried
	At December 31, 2011
	(in thousands)
			Buildings
			and Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Crockett Manor	$ 978	$ 87	$ 1,399	$ 1,486	$ 1,323	(A)
Hummelstown Manor	1,635	97	1,829	1,926	1,792	1983
Kentucky Manor (B)	--	--	--	--	--	(A)
Oakridge Park II	1,109	55	1,716	1,771	1,562	(A)
Oakwood Manor	213	69	914	983	639	(A)
Park Place	1,497	337	8,106	8,443	5,635	1983-1984
Totals	$ 5,432	$ 645	$13,964	$14,609	$10,951

(A)   This project was completed when REAL VI invested in the Local Limited Partnership.

(B)   Financial information is unavailable for 2011.

(2)   Reconciliation of real estate (all amounts unaudited except for those amounts related to the Material Investee)(in thousands):

	Years Ended December 31,
	2011			2010
	Material	2011	2011	Material	2010	2010

Investee
		Unaudited	Total
Investee
					Unaudited	Total
Real estate:
Balance at beginning of
year	$ 8,409	$ 6,129	$14,538	$ 8,262	$ 17,701	$ 25,963
improvements	34	37	71	147	104	251
Assets held for sale	--	--	--	--	(11,676)	(11,676)
Balance at end of year	$ 8,443	$ 6,166	$14,609	$ 8,409	$ 6,129	$ 14,538

	Years Ended December 31,
	2011			2010
	Material	2011	2011	Material	2010	2010

Investee
		Unaudited	Total
Investee
					Unaudited	Total
Accumulated depreciation:
Balance at beginning
of year	$ 5,412	$ 5,216	$10,628	$ 5,189	$14,747	$19,936
Depreciation expense	223	100	323	223	401	624
Assets held for sale	--	--	--	--	(9,932)	(9,932)
Balance at end of year	$ 5,635	$ 5,316	$10,951	$ 5,412	$ 5,216	$10,628

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships.

On March 2, 2012, Oakwood Manor entered into a purchase and sale contract to sell its investment property to a third party for a gross sale price of $500,000.  After payment of closing costs and the mortgage encumbering the property, the Partnership expects to receive a distribution of approximately $300,000 from the sale of Oakwood Manor.  The Partnership had no investment balance remaining in Oakwood Manor as of December 31, 2011 and 2010.

On October 25, 2011, Crockett Manor entered into a purchase and sale contract to sell its investment property to a third party for a sale price that exceeds the balance of the mortgage encumbering the property by $75,000. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor.  The Partnership had no investment balance remaining in Crockett Manor as of December 31, 2011 and 2010.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership is obligated on non-recourse notes payable of $520,000, which bear interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest are payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations are collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest is due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $49,000 for each of the years ended December 31, 2011 and 2010. The notes payable and related accrued interest aggregating approximately $1,883,000 and $1,834,000 at December 31, 2011 and 2010, respectively, relating to Cassady Village Apartments, Ltd. (“Cassady Village”), became payable prior to December 31, 2011. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments. As discussed in “Note 2”, these Local Limited Partnerships sold their respective investment properties to the note holder subsequent to December 31, 2011. In connection with the sale of Cassady Village, the Partnership’s non-recourse notes payable were extinguished subsequent to December 31, 2011.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $132,000 and $140,000 for the years ended December 31, 2011 and 2010, respectively.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.57% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2011	2010
	(in thousands)

Net income (loss) per financial statements	$ 295	$ (288)
Accrued interest	49	49
Gain on sale	3,670	--
Other	17	(13)
Partnership's share of Local Limited
Partnership	1,257	1,200
Net income per tax return	$ 5,288	$ 948

Taxable income per limited partnership
interest	$588.86	$104.31

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities:

	December 31,
	2011	2010
	(in thousands)

Net assets (liabilities) as reported	$ 161	$ (134)
Add (deduct):
Deferred offering costs	4,976	4,976
Investment in Local Limited Partnerships	(3,820)	(8,805)
Accrued interest	1,198	1,149
Other	(454)	(417)
Net equity (deficit) – Federal tax basis	$ 2,061	$ (3,231)

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the years ended December 31, 2011 and 2010 the expense of approximately $120,000 and $115,000, respectively, related to this tax is reflected in tax expense in the accompanying consolidated statements of operations.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below.  The Corporate General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any directors or officers.

Name	Age	Position
John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and Aimco in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and Aimco since joining Aimco in June 2006. Effective February 7, 2012, Mr. Bezzant will serve as the equivalent of the chief executive officer of the  Partnership. Prior to joining Aimco, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership. Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John Bezzant meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of Aimco. Aimco has adopted a code of ethics that applies to such directors and officers that is posted on Aimco's website (www.Aimco.com). Aimco's website is not incorporated by reference to this filing.

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   The General Partners own all of the outstanding general partnership interests of the Partnership.  Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Interests of the Partnership as of December 31, 2011.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2011.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,759	10.57%
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $132,000 and $140,000 for the years ended December 31, 2011 and 2010, respectively.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for five Local Limited Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.57% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2012. The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $34,000 and $36,000 for 2011 and 2010, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $28,000 and $27,000 for 2011 and 2010, respectively.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following financial statements are included in Item 8:

Consolidated Balance Sheets – December 31, 2011 and 2010.

Consolidated Statements of Operations - Years ended December 31, 2011 and 2010.

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2011 and 2010.

Consolidated Statements of Cash Flows - Years ended December 31, 2011 and 2010.

   Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

/s/John Bezzant
John Bezzant
Executive Vice President

/s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 30, 2012
John Bezzant	Vice President

/s/Ernest M. Freedman	Director and Executive	Date: March 30, 2012
Ernest M. Freedman	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 30, 2012
Stephen B. Waters	Accounting

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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ capital (deficiency), (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.