Form 10-Q
period 2012-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2012-08-13
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2012	December 31, 2011
Assets

Investments in and advances to Local Limited
Partnerships	$ 702	$ 508
Cash and cash equivalents	1,231	1,452
Receivables – limited partners	286	196
Total assets	$ 2,219	$ 2,156

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 20	$ 40
Taxes payable	--	72
Notes payable, in default	--	520
Accrued interest payable, in default	--	1,363
Total liabilities	20	1,995

Contingencies	--	--

Partners' capital (deficiency)
General partners	(330)	(350)
Limited partners	2,529	511
Total partners’ capital (deficiency)	2,199	161
Total liabilities and partners' capital
(deficiency)	$ 2,219	$ 2,156

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:	$ --	$ --	$ --	$ --

Operating Expenses:
Management fees - Corporate General Partner	23	33	47	66
Legal and accounting	19	27	38	45
Tax expense	32	27	63	48
General and administrative	9	7	12	9
Interest	--	12	8	24
Total operating expenses	83	106	168	192

Loss from partnership operations	(83)	(106)	(168)	(192)
Distributions (reduction of distributions)
from Local Limited Partnerships
recognized as income (expense)	(5)	47	125	47
Advances to Local Limited Partnerships
recognized as expense	(4)	--	(4)	--
Equity in income of Local Limited Partnership
and amortization of acquisition costs	138	88	194	153
Gain on sale of interests in Local Limited Partnerships	--	339	--	339
Gain on extinguishment of debt	--	--	1,891	--

Net income	$ 46	$ 368	$ 2,038	$ 347

Net income allocated to general partners (1%)	$ --	$ 4	$ 20	$ 3
Net income allocated to limited partners (99%)	$ 46	$ 364	$ 2,018	$ 344

Net income per limited partnership interest	$ 2.77	$21.85	$121.30	$20.65

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total
Partners' capital (deficiency), December 31, 2011	$ (350)	$ 511	$ 161

Net income for the six months ended June 30, 2012	20	2,018	2,038

Partners' capital (deficiency), June 30, 2012	$ (330)	$ 2,529	$ 2,199

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$ 2,038	$ 347
Adjustments to reconcile net income to net cash used in operating activities:
Gain on extinguishment of debt	(1,891)	--
Distributions from sale of Local Limited Partnership properties recognized as income	(125)	--
Equity in income of Local Limited Partnership and amortization of acquisition costs	(194)	(153)
Advances to Local Limited Partnerships recognized as expense	4	--
Gain on sale of interests in Local Limited Partnerships	--	(339)
Change in accounts:
Receivables – limited partners	(90)	(14)
Taxes payable	(72)	(58)
Accounts payable and accrued expenses	(20)	(13)
Accrued interest payable	8	24
Net cash used in operating activities	(342)	(206)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(4)	--
Distributions from sale of Local Limited Partnership
properties	125	--
Proceeds from sale of interests in Local Limited
Partnerships	--	339
Net cash provided by investing activities	121	339

Net increase (decrease) in cash and cash equivalents	(221)	133
Cash and cash equivalents, beginning of period	1,452	1,332

Cash and cash equivalents, end of period	$ 1,231	$ 1,465

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the consolidated financial position of the Partnership at June 30, 2012 and the consolidated results of operations and changes in cash flows for the six months ended June 30, 2012 and 2011.

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

At both June 30, 2012 and December 31, 2011, there were 16,636 limited partnership interests outstanding.

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,636 and 16,660 for the three and six months ended June 30, 2012 and 2011, respectively.

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

At June 30, 2012 and December 31, 2011, the Partnership holds variable interests in 6 and 9 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 6 VIEs at June 30, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 6 apartment properties with a total of 345 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $702,000 and $508,000 at June 30, 2012 and December 31, 2011, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2012 and December 31, 2011, the Partnership holds limited partnership interests in 6 and 8 Local Limited Partnerships, respectively. In addition, the Partnership holds a majority-owned general partner interest in Real Estate Associates III (“REA III”), which, in turn, held a limited partnership interest in one additional Local Limited Partnership, Cassady Village, at December 31, 2011. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 6 and 9 Local Limited Partnerships, which owned, as of June 30, 2012 and December 31, 2011, respectively, residential low-income rental projects consisting of 345 and 533 apartment units, respectively. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. Operating distributions of approximately $47,000 were received from one Local Limited Partnership during the six months ended June 30, 2011. No operating distributions were received from the Local Limited Partnerships during the six months ended June 30, 2012.

In January 2012, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $55,000 from the sale of Marshall Plaza Apartments I and approximately $70,000 from the sale of Marshall Plaza Apartments II, net of tax payments of approximately $5,000 paid by the Partnership. These amounts were recognized as income on the consolidated statements of operations. The Partnership had no investment balance remaining in Marshall Plaza Apartments I and II as of the date of sale and December 31, 2011.

In March 2012, Cassady Village sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable due to the purchaser (as discussed in “Note 3”), (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar.  The Partnership did not receive any proceeds from the sale. In connection with the sale of Cassady Village, the Partnership’s non-recourse notes payable and accrued interest were extinguished during the six months ended June 30, 2012, and the Partnership recognized a gain on extinguishment of debt of approximately $1,891,000. The Partnership had no investment balance remaining in Cassady Village as of the date of sale and December 31, 2011.

In May 2011, the Partnership assigned its limited partnership interests in Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises to affiliates of the Local Operating General Partners of the Local Limited Partnerships for approximately $362,000. The proceeds received of approximately $339,000, net of Wisconsin withholding tax of approximately $23,000, were recorded as a gain on sale of interests in Local Limited Partnerships, as the Partnership’s investment balance in all three Local Limited Partnerships was zero at the date of assignment.

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

As of June 30, 2012 and December 31, 2011, the investment balance in all but one of the Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2012, the Partnership advanced approximately $4,000 to two Local Limited Partnerships, Crockett Manor and Oakwood Manor, to fund tax payments. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnerships. These amounts are included in advances to Local Limited Partnerships recognized as expense for the three and six months ended June 30, 2012, as the investment balance in the Local Limited Partnerships had been reduced to zero. There were no advances from the Partnership to the Local Limited Partnerships during the six months ended June 30, 2011.

The following is a summary of the investments in Local Limited Partnerships for the six months ended June 30, 2012 (in thousands):

Balance, beginning of period	$ 508
Equity in income of Local Limited Partnership	199
Amortization of acquisition costs	(5)
Balance, end of period	$ 702

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2012 and 2011 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Revenues
Rental and other	$ 689	$ 810	$ 1,355	$ 1,497

Expenses
Operating expenses	340	414	721	796
Financial expenses	111	123	221	247
Depreciation and amortization	86	86	172	171
Total expenses	537	623	1,114	1,214

Income from continuing operations	$ 152	$ 187	$ 241	$ 283

The combined results of operations for the three and six months ended June 30, 2012 and 2011 exclude the operations of Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises, due to the assignment of the Partnership’s interest in these Local Limited Partnerships in May 2011, Villas de Orocovix and Valley Oaks, due to the assignment of the Partnership’s interest in these Local Limited Partnerships in August 2011, Kentucky Manor, for which no financial information is available, Marshall Plaza I and II, due to their sales in January 2012 and Cassady Village due to its sale in March 2012.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for two Local Limited Partnerships.

On March 2, 2012, Oakwood Manor entered into a purchase and sale contract to sell its investment property to a third party for a gross sale price of $500,000.  After payment of closing costs and the mortgage encumbering the property, the Partnership expects to receive a distribution of approximately $300,000 from the sale of Oakwood Manor.  The Partnership had no investment balance remaining in Oakwood Manor as of June 30, 2012 and December 31, 2011.

On October 25, 2011, Crockett Manor entered into a purchase and sale contract to sell its investment property to a third party for a sale price that exceeds the balance of the mortgage encumbering the property by $75,000. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor.  The Partnership had no investment balance remaining in Crockett Manor as of June 30, 2012 and December 31, 2011.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership was obligated on non-recourse notes payable of $520,000, which bore interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest were payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations were collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest was due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $8,000 and $24,000 for the six months ended June 30, 2012 and 2011, respectively. The notes payable and related accrued interest aggregating approximately $1,883,000 at December 31, 2011 relating to Cassady Village Apartments, Ltd. (“Cassady Village”) became payable prior to December 31, 2011. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments. As discussed in “Note 2”, these Local Limited Partnerships sold their respective investment properties to the note holder during the six months ended June 30, 2012. In connection with the sale of Cassady Village, the Partnership’s non-recourse notes payable were extinguished during the six months ended June 30, 2012, and the Partnership recognized a gain on extinguishment of debt of approximately $1,891,000.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $47,000 and $66,000 for the six months ended June 30, 2012 and 2011, respectively.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner for two of the Local Limited Partnerships.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. At June 30, 2012, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership's primary source of funds includes distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. As discussed below, during the six months ended June 30, 2012 and 2011, the Partnership received proceeds of approximately $125,000 from the sale of Marshall Plaza Apartments I and II and proceeds of approximately $339,000 from the assignment of limited partnership interests in three Local Limited Partnerships, respectively. No distributions to partners were made during the six months ended June 30, 2012 or 2011.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. Operating distributions of approximately $47,000 were received from one Local Limited Partnership during the six months ended June 30, 2011. No operating distributions were received from the Local Limited Partnerships during the six months ended June 30, 2012.

In January 2012, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $55,000 from the sale of Marshall Plaza Apartments I and approximately $70,000 from the sale of Marshall Plaza Apartments II, net of tax payments of approximately $5,000 paid by the Partnership. These amounts were recognized as income on the consolidated statements of operations. The Partnership had no investment balance remaining in Marshall Plaza Apartments I and II as of the date of sale and December 31, 2011.

In March 2012, Cassady Village sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable due to the purchaser (as discussed below), (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining as of the date of sale and December 31, 2011.

In May 2011, the Partnership assigned its limited partnership interests in Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises to affiliates of the Local Operating General Partners of the Local Limited Partnerships for approximately $362,000. The proceeds received of approximately $339,000, net of Wisconsin withholding tax of approximately $23,000, were recorded as a gain on sale of interests in Local Limited Partnerships, as the Partnership’s investment balance in all three Local Limited Partnerships was zero at the date of assignment.

As of June 30, 2012, the Partnership had cash and cash equivalents of approximately $1,231,000, compared with approximately $1,452,000 at December 31, 2011. All of this cash is on deposit with a financial institution.

The Partnership was obligated on non-recourse notes payable of $520,000, which bore interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest were payable from cash flow generated from operations of the related rental property as defined in the notes. These obligations were collateralized by the Partnership’s investment in the Local Limited Partnership. Unpaid interest was due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $8,000 and $24,000 for the six months ended June 30, 2012 and 2011, respectively. The notes payable and related accrued interest aggregating approximately $1,883,000 at December 31, 2011 relating to Cassady Village Apartments, Ltd. became payable prior to December 31, 2011. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments. As discussed above, these Local Limited Partnerships sold their respective investment properties to the note holder during the six months ended June 30, 2012. In connection with the sale of Cassady Village, the Partnership’s non-recourse notes payable and accrued interest were extinguished during the six months ended June 30, 2012, and the Partnership recognized a gain on extinguishment of debt of approximately $1,891,000.

On March 2, 2012, Oakwood Manor entered into a purchase and sale contract to sell its investment property to a third party for a gross sale price of $500,000.  After payment of closing costs and the mortgage encumbering the property, the Partnership expects to receive a distribution of approximately $300,000 from the sale of Oakwood Manor.  The Partnership had no investment balance remaining in Oakwood Manor as of June 30, 2012 and December 31, 2011.

On October 25, 2011, Crockett Manor entered into a purchase and sale contract to sell its investment property to a third party for a sale price that exceeds the balance of the mortgage encumbering the property by $75,000. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor.  The Partnership had no investment balance remaining in Crockett Manor as of June 30, 2012 and December 31, 2011.

Results of Operations

At June 30, 2012, the Partnership had investments in 6 Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the six months ended June 30, 2012 and 2011, the Partnership recognized equity in income and amortization of acquisition costs of approximately $194,000 and $153,000, respectively, from one Local Limited Partnership.

The investments in all but one of the Local Limited Partnerships have been reduced to zero as of June 30, 2012 and December 31, 2011. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2012, the Partnership advanced approximately $4,000 to two Local Limited Partnerships, Crockett Manor and Oakwood Manor, to fund tax payments. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnerships. These amounts are included in advances to Local Limited Partnerships recognized as expense for the three and six months ended June 30, 2012, as the investment balance in the Local Limited Partnerships had been reduced to zero. There were no advances from the Partnership to the Local Limited Partnerships during the six months ended June 30, 2011.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $23,000 and $33,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $47,000 and $66,000 for the six months ended June 30, 2012 and 2011, respectively.  Management fees decreased due to the assignment of limited partnership interests in five Local Limited partnerships in 2011.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $19,000 and $27,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $38,000 and $45,000 for the six months ended June 30, 2012 and 2011, respectively. The decrease in legal and accounting fees for both periods is primarily due to a decrease in professional expenses associated with the administration of the Partnership.

General and administrative expenses were approximately $9,000 and $7,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $12,000 and $9,000 for the six months ended June 30, 2012 and 2011, respectively.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships. For the three and six months ended June 30, 2012, the expense was approximately $32,000 and $63,000, respectively. For the three and six months ended June 30, 2011, the expense was approximately $27,000 and $48,000, respectively.

Interest expense on non-recourse notes payable was approximately $8,000 for the six months ended June 30, 2012.  For the three and six months ended June 30, 2011, interest expense was approximately $12,000 and $24,000, respectively. The non-recourse notes payable related to Cassady Village were extinguished during March 2012, as discussed in “Liquidity and Capital Resources”.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 879.5 limited partnership units (the "Units") (or 1,759 limited partnership interests) in the Partnership representing 10.57% of the outstanding Units at June 30, 2012. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At June 30, 2012 and December 31, 2011, the Partnership holds variable interests in 6 and 9 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 6 VIEs at June 30, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 6 apartment properties with a total of 345 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $702,000 and $508,000 at June 30, 2012 and December 31, 2011, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: August 13, 2012	By: /s/Stephen B. Waters
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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VI’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ capital (deficiency), (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.