Form 10-K
period 2012-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2013-04-12
CIK 715578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

80 International Drive

Greenville, South Carolina 29615

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The general partners of REAL VI are National Partnership Investments, LLC ("NAPICO" or the “General Partner”), a California limited liability company, and National Partnership Investments Associates, a California limited partnership.  The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.  The business of REAL VI is conducted primarily by NAPICO.  The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments.

REAL VI holds limited partnership interests in five local limited partnerships (the “Local Limited Partnerships”).  Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the Federal or local government. The Partnership sold its interests in 10 Local Limited Partnerships in December 1998. In 2003, the Partnership sold its interest in one Local Limited Partnership and the interest in another Local Limited Partnership was foreclosed on by a noteholder. In 2005, two of the Local Limited Partnerships sold their investment properties and the Partnership assigned its interest in another Local Limited Partnership. In 2006, the Partnership sold its interest in one Local Limited Partnership.  In 2007, two Local Limited Partnerships sold their investment properties. In 2010, one Local Limited Partnership sold its investment property. In 2011, the Partnership sold its interest in five Local Limited Partnerships. In 2012, four Local Limited Partnerships sold their investment properties.

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

The Partnership has no employees. Management and administrative services are performed for the Partnership by the General Partner and agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.     PROPERTIES

During the year ended December 31, 2012, the projects in which REAL VI had invested were substantially rented.  The following is a schedule of the status as of December 31, 2012 of the projects owned by Local Limited Partnerships in which REAL VI is a limited partner.

SCHEDULE OF PROJECTS OWNED BY
LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT
December 31, 2012

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (C)	2012	2011

Crockett Manor
Trenton, TN	38	(A)	38	99%	99%

Hummelstown Manor
Hummelstown, PA	51	(B)	50	100%	100%

KentuckyManor
Oak Grove, KY	48	(B)	--	89%	88%

Oakridge Park II
Biloxi, MS	48	(B)	--	92%	96%

Park Place
Ewing, NJ	126	State Program	125	93%	87%

Totals	311		213

(A)   The mortgage is insured by the Federal Housing Administration under the provisions of Section 221(d)(4) of the National Housing Act.

(B)   The mortgage is insured by the Federal Housing Administration under the provisions of Section 515(b) and 521 of the National Housing Act.

(C)   Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partnership interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2012.

	REAL VI	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Crockett Manor	99.00%	$ 215	$ 978

Hummelstown Manor	95.00%	330	1,614

KentuckyManor	95.00%	250	(A)

Oakridge Park II	95.00%	221	1,095

Park Place	90.00%	1,182	916

TOTALS		$ 2,198	$ 4,603

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

ITEM 3.     LEGAL PROCEEDINGS

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may be transferred only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2012, there were 2,912 registered holders of units in the Partnership holding 16,568 partnership interests in the Partnership.  The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. No distributions were made during the years ended December 31, 2012 and 2011.

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at December 31, 2012.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 879.5 Units or 1,759 limited partnership interests in the Partnership representing 10.62% of the outstanding limited partnership interests in the Partnership as of December 31, 2012.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

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

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. As discussed below, during the years ended December 31, 2012 and 2011, the Partnership received net proceeds of approximately $408,000 from the sales of Marshall Plaza Apartments I and II and Oakwood Manor and proceeds of approximately $401,000 from the assignment of limited partnership interests in five Local Limited Partnerships, respectively. No distributions to the Partnership’s limited partners were made during the years ended December 31, 2012 or 2011.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. For the year ended December 31, 2011, the Partnership received approximately $60,000 in operating distributions from Local Limited Partnerships which were recognized as income.  No operating distributions were received from the Local Limited Partnerships during the year ended December 31, 2012.

In January 2012, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $55,000 from the sale of Marshall Plaza Apartments I and approximately $70,000 from the sale of Marshall Plaza Apartments II, net of tax payments of approximately $36,000 reserved by the Partnership and returned to Marshall Plaza Apartments I and Marshall Plaza Apartments II in 2013 to pay taxes associated with the sale.  These amounts were recognized as income on the consolidated statements of operations. The Partnership had no investment balance remaining in Marshall Plaza Apartments I and II as of the date of sale and December 31, 2011.

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

In September 2012, Oakwood Manor sold its investment property for $500,000. After payment of closing costs and repayment of the mortgage loan encumbering the property, the Partnership received proceeds of approximately $344,000 from the sale. As of December 31, 2012, the Partnership had reserved approximately $30,000 of the proceeds, which were returned to Oakwood Manor in 2013 to pay taxes and other expenses associated with the sale. Approximately $196,000 of the proceeds were recognized as recovery of advances previously recognized as expense and approximately $118,000 of the proceeds received were recognized as income during the year ended December 31, 2012.  The Partnership had no investment balance remaining in Oakwood Manor as of the date of the sale and December 31, 2011.

In May 2011, the Partnership assigned its limited partnership interests in Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises to affiliates of the Local Operating General Partners of the Local Limited Partnerships for approximately $362,000. The proceeds received of approximately $339,000, net of Wisconsin withholding tax of approximately $23,000, were recorded as a gain on sale of interests in Local Limited Partnerships as the Partnership’s investment balance in all three Local Limited Partnerships was zero at the date of assignment.

In August 2011, the Partnership assigned its limited partnership interest in Orocovix Limited Dividend Partnership to an affiliate of the Local Operating General Partner of the Local Limited Partnership for approximately $12,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership as the Partnership’s investment balance in the Local Limited Partnership was zero at the date of assignment.

In August 2011, the Partnership assigned its limited partnership interest in Valley Oaks Senior Housing Associates to an affiliate of the Local Operating General Partner of the Local Limited Partnership for $50,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership as the Partnership’s investment balance in the Local Limited Partnership was zero at the date of assignment.

As of December 31, 2012 and 2011, the Partnership had cash and cash equivalents of approximately $1,473,000 and $1,452,000, respectively. All of this cash is on deposit with a financial institution.

The Partnership was obligated on non-recourse notes payable of $520,000, which bore interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest were payable from cash flow generated from operations of the related rental property as defined in the notes. Unpaid interest was due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $8,000 and $49,000 for the years ended December 31, 2012 and 2011, respectively. The notes payable and related accrued interest aggregating approximately $1,883,000 at December 31, 2011 relating to Cassady Village Apartments, Ltd. became payable prior to December 31, 2011. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments. As discussed above, these Local Limited Partnerships sold their respective investment properties to the note-holder during the year ended December 31, 2012. In connection with the sale of Cassady Village, the Partnership’s non-recourse notes payable and accrued interest were extinguished during the year ended December 31, 2012, and the Partnership recognized a gain on extinguishment of debt of approximately $1,891,000.

Crockett Manor has entered into a purchase and sale contract to sell its investment property to a third party for a sale price that exceeds the balance of the mortgage encumbering the property by $75,000. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor. The transaction is expected to close during 2013. The Partnership had no investment balance remaining in Crockett Manor as of December 31, 2012 and 2011.

Results of Operations

At December 31, 2012, the Partnership had investments in five Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the years ended December 31, 2012 and 2011, the Partnership recognized equity in income and amortization of acquisition costs of approximately $391,000 and $224,000, respectively, from one Local Limited Partnership.

The investments in all but one of the Local Limited Partnerships have been reduced to zero as of December 31, 2012 and 2011. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2012, the Partnership advanced approximately $18,000 to three Local Limited Partnerships, Crockett Manor, Oakwood Manor and Cassady Village, to fund tax payments associated with operations and/or the sale of the underlying properties. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnerships. These amounts are included in advances to Local Limited Partnerships recognized as expense for the year ended December 31, 2012, as the investment balance in the Local Limited Partnerships had been reduced to zero. There were no advances from the Partnership to the Local Limited Partnerships during the year ended December 31, 2011. During the years ended December 31, 2012 and 2011, the Partnership received repayment of advances of approximately $196,000 from Oakwood Manor and approximately $37,000 from Crockett Manor, respectively. The repayments of advances were recognized as income on the consolidated statements of operations.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $2,589,000 and $2,490,000 for the years ended December 31, 2012 and 2011, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $2,222,000 and $2,154,000 for the years ended December 31, 2012 and 2011, respectively.

Total income from continuing operations for the Local Limited Partnerships was approximately $367,000 and $336,000 for the years ended December 31, 2012 and 2011, respectively. The income from continuing operations allocated to the Partnership was approximately $325,000 and $306,000 for the years ended December 31, 2012 and 2011, respectively, but was not fully recognized on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership’s remaining investment balance in certain Local Limited Partnerships has been reduced to zero.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $94,000 and $132,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in the management fee is due to the Partnership’s assignment of its limited partnership interest in five Local Limited Partnerships during 2011.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $84,000 and $107,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in legal and accounting fees is primarily due to a decrease in legal fees related to the 2011 assignment of limited partnership interests in five Local Limited Partnerships. General and administrative expenses were approximately $26,000 and $19,000 for the years ended December 31, 2012 and 2011, respectively.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships. For the years ended December 31, 2012 and 2011, the expense was approximately $165,000 and $120,000, respectively. The increase in tax expense is due to an increase in the portion of the New Jersey tax that is based on the apportionment of income.

Interest expense on non-recourse notes payable was approximately $8,000 and $49,000 for the years ended December 31, 2012 and 2011, respectively.  The non-recourse notes payable related to Cassady Village were extinguished during March 2012, as discussed in “Liquidity and Capital Resources”.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multifamily Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in five and nine VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at December 31, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 311 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $899,000 and $508,000 at December 31, 2012 and 2011, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note 1 – Organization and Summary of Significant Accounting Policies” which is included in the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets – December 31, 2012 and 2011

      Consolidated Statements of Operations – Years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Partners’ Capital (Deficiency) – Years ended December 31, 2012 and 2011

      Consolidated Statements of Cash Flows – Years ended December 31, 2012 and 2011

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VI

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VI as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VI at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 12, 2013

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
Assets

Investments in and advances to Local Limited Partnerships	$ 899	$ 508
Cash and cash equivalents	1,473	1,452
Receivables – limited partners	313	196
Total assets	$ 2,685	$ 2,156

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 127	$ 40
Taxes payable	102	72
Notes payable, in default	--	520
Accrued interest payable, in default	--	1,363
Total liabilities	229	1,995

Contingencies	--	--

Partners’ capital (deficiency)
General partners	(327)	(350)
Limited partners	2,783	511
Total partners’ capital (deficiency)	2,456	161
Total liabilities and partners’ capital (deficiency)	$ 2,685	$ 2,156

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2012	2011

Revenues:	$ --	$ --

Operating Expenses:
Management fees - General Partner	94	132
General and administrative	26	19
Legal and accounting	84	107
Tax expense	165	120
Interest	8	49
Total operating expenses	377	427

Loss from partnership operations	(377)	(427)
Advances to Local Limited Partnerships recognized as
expense	(18)	--
Recovery of advances to Local Limited Partnerships
previously recognized as expense	196	37
Distributions from Local Limited Partnerships
recognized as income	212	60
Equity in income of Local Limited Partnership and
amortization of acquisition costs	391	224
Gain on sale of interests in Local Limited Partnerships	--	401
Gain on extinguishment of debt	1,891	--
Net income	$ 2,295	$ 295

Net income allocated to general partners (1%)	$ 23	$ 3
Net income allocated to limited partners (99%)	$ 2,272	$ 292

Net income per limited partnership interest	$136.57	$ 17.53

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency) at
December 31, 2010	$ (353)	$ 219	$ (134)

Net income for the year ended
December 31, 2011	3	292	295

Partners’ capital (deficiency) at
December 31, 2011	(350)	511	161

Net income for the year ended
December 31, 2012	23	2,272	2,295

Partners’ capital (deficiency) at
at December 31, 2012	$ (327)	$ 2,783	$2,456

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$ 2,295	$ 295
Adjustments to reconcile net income to net cash
used in operating activities:
Gain on extinguishment of debt	(1,891)	--
Distributions from sale of Local Limited Partnership
properties recognized as income	(212)	--
Advances to Local Limited Partnerships recognized
as expense	4	--
Gain on sale of interests in Local Limited
Partnerships	--	(401)
Recovery of advances to Local Limited Partnerships
previously recognized as expense	(196)	(37)
Equity in income of Local Limited Partnership and
amortization of acquisition costs	(391)	(224)
Change in accounts:
Receivables – limited partners	(117)	(13)
Accounts payable and accrued expenses	87	(1)
Accrued interest payable	8	49
Taxes payable	30	14
Net cash used in operating activities	(383)	(318)

Cash flows from investing activities:
Distributions from sale of Local Limited Partnership
properties	212	--
Proceeds from sale of interests in Local Limited
Partnerships	--	401
Advances to Local Limited Partnerships	(4)	--
Recovery of advances to Local Limited Partnerships	196	37
Net cash provided by investing activities	404	438

Net increase in cash and cash equivalents	21	120
Cash and cash equivalents, beginning of the year	1,452	1,332
Cash and cash equivalents, end of the year	$ 1,473	$ 1,452

See Accompanying Notes to Consolidated Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED VI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Real Estate Associates Limited VI ("REAL VI" or the "Partnership"), formed under the California Limited Partnership Act, was organized on October 12, 1982. The Partnership was formed to invest primarily in other local limited partnerships (the "Local Limited Partnerships") which own and operate primarily Federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments, LLC, a California limited liability company ("NAPICO" or the "General Partner") and National Partnership Investments Associates, a California limited partnership.  The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2012 and 2011.

 Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Principles of Consolidation

The consolidated financial statements include the accounts of REAL VI and its majority-owned general partnership Real Estate Associates III (“REA III”). All significant intercompany accounts and transactions have been eliminated in consolidation. Losses in excess of the minority interest in equity that would otherwise be attributed to the minority interest are being allocated to the Partnership.

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

Abandonment of Units

During the years ended December 31, 2012 and 2011, the number of Limited Partnership Interests decreased by 68 and 24 interests, respectively, due to limited partners abandoning their interests. At December 31, 2012 and 2011, there were 16,568 and 16,636 limited partnership interests outstanding. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,636 and 16,660 for the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2012 and 2011 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the years ended December 31, 2012 or 2011.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. At December 31, 2012, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in 5 and 9 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 5 VIEs at December 31, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 5 apartment properties with a total of 311 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $899,000 and $508,000 at December 31, 2012 and 2011, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 – INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and 2011, the Partnership holds limited partnership interests in 5 and 8 Local Limited Partnerships, respectively. In addition, the Partnership holds a majority-owned general partner interest in REA III, which, in turn, held a limited partnership interest in 1 additional Local Limited Partnership, Cassady Village, at December 31, 2011. In total, therefore, the Partnership holds interests, either directly or indirectly through REA III, in 5 and 9 Local Limited Partnerships, which owned, as of December 31, 2012 and 2011, respectively, residential low-income rental projects consisting of 311 and 533 apartment units, respectively. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. Operating distributions of approximately $60,000 were received from three Local Limited Partnerships during the year ended December 31, 2011. No operating distributions were received from the Local Limited Partnerships during the year ended December 31, 2012.

In January 2012, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $55,000 from the sale of Marshall Plaza Apartments I and approximately $70,000 from the sale of Marshall Plaza Apartments II, net of tax payments of approximately $36,000 reserved by the Partnership and returned to Marshall Plaza Apartments I and Marshall Plaza Apartments II in 2013 to pay taxes associated with the sale.  These amounts were recognized as income on the consolidated statements of operations. The Partnership had no investment balance remaining in Marshall Plaza Apartments I and II as of the date of sale and December 31, 2011.

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

In September 2012, Oakwood Manor sold its investment property for $500,000. After payment of closing costs and repayment of the mortgage loan encumbering the property, the Partnership received proceeds of approximately $344,000 from the sale. As of December 31, 2012, the Partnership had reserved approximately $30,000 of the proceeds, which were returned to Oakwood Manor in 2013 to pay taxes and other expenses associated with the sale. Approximately $196,000 of the proceeds were recognized as recovery of advances previously recognized as expense and approximately $118,000 of the proceeds received were recognized as income during the year ended December 31, 2012.  The Partnership had no investment balance remaining in Oakwood Manor as of the date of the sale and December 31, 2011.

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

In August 2011, the Partnership assigned its limited partnership interest in Orocovix Limited Dividend Partnership to an affiliate of the Local Operating General Partner of the Local Limited Partnership for approximately $12,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership for the year ended December 31, 2011, as the Partnership’s investment balance in the Local Limited Partnership was zero at the date of assignment.

In August 2011, the Partnership assigned its limited partnership interest in Valley Oaks Senior Housing Associates to an affiliate of the Local Operating General Partner of the Local Limited Partnership for $50,000. The proceeds received were recorded as a gain on sale of interest in Local Limited Partnership for the year ended December 31, 2011, as the Partnership’s investment balance in the Local Limited Partnership was zero at the date of assignment.

Crockett Manor has entered into a purchase and sale contract to sell its investment property to a third party for a sale price that exceeds the balance of the mortgage encumbering the property by $75,000. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor. The transaction is expected to close during 2013. The Partnership had no investment balance remaining in Crockett Manor as of December 31, 2012 and 2011.

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

As of December 31, 2012 and 2011, the investment balance in all but one of the Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2012, the Partnership advanced approximately $18,000 to three Local Limited Partnerships, Crockett Manor, Oakwood Manor and Cassady Village, to fund tax payments associated with operations and/or the sale of the underlying properties. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnerships. These amounts are included in advances to Local Limited Partnerships recognized as expense for the year ended December 31, 2012, as the investment balance in the Local Limited Partnerships had been reduced to zero. There were no advances from the Partnership to the Local Limited Partnerships during the year ended December 31, 2011. During the years ended December 31, 2012 and 2011, the Partnership received repayment of advances of approximately $196,000 from Oakwood Manor and approximately $37,000 from Crockett Manor, respectively. The repayments of advances were recognized as income on the consolidated statements of operations.

The following is a summary of the investments in Local Limited Partnerships for the years ended December 31, 2012 and 2011 (in thousands):
	2012	2011

Balance, beginning of year	$ 508	$ 284
Equity in income of Local Limited Partnership	400	233
Amortization of acquisition costs	(9)	(9)
Balance, end of year	$ 899	$ 508

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually not material to the overall financial position of the Partnership.  The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2012 and 2011 and for each of the two years in the period then ended is presented below. The Partnership’s value of its investment in Park Place Associates (the “Material Investee”) is material to the Partnership’s consolidated financial position and amounts included below for the Material Investee are included on an audited basis.

The condensed combined results of operations for the years ended December 31, 2012 and 2011 exclude the assets, liabilities, and operations of Grant-Ko Enterprises, New Bel-Mo and Sauk-Ko Enterprises, due to the assignment of the Partnership’s interest in these Local Limited Partnerships in May 2011, Villas de Orocovix and Valley Oaks, due to the assignment of the Partnership’s interest in these Local Limited Partnerships in August 2011, Kentucky Manor, for which no financial information is available, Marshall Plaza I and II, due to their sales in January 2012, Cassady Village, due to its sale in March 2012 and Oakwood Manor, due to its sale in September 2012.

Condensed Combined Balance Sheets of the Local Limited Partnerships
(in thousands)

	December 31, 2012			December 31, 2011
	Material Investee	Unaudited	Total	Material Investee	Unaudited	Total
Assets
Land	$ 337	$ 239	$ 576	$ 337	$ 239	$ 576
Building and improvements	8,128	4,983	13,111	8,106	4,944	13,050
Accumulated depreciation	(5,859)	(4,753)	(10,612)	(5,635)	(4,677)	(10,312)
Other assets	1,570	926	2,496	1,661	981	2,642

Total assets	$4,176	$ 1,395	$ 5,571	$4,469	$ 1,487	$ 5,956

Liabilities and Partners’ Equity (Deficit):
Liabilities:
Mortgage notes payable	$ 916	$ 3,687	$ 4,603	$1,497	$ 3,722	$ 5,219
Other liabilities	109	613	722	99	591	690
Partners’ equity (deficit)	3,151	(2,905)	246	2,873	(2,826)	47

Total liabilities and partner’s equity (deficit)	$4,176	$ 1,395	$ 5,571	$4,469	$ 1,487	$ 5,956

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)

	Years Ended December 31,
	2012	2012	2012	2011	2011	2011
	Material Investee	Unaudited	Total	Material Investee	Unaudited	Total
Revenues:
Rental and other	$ 1,625	$ 964	$ 2,589	$ 1,482	$ 1,008	$ 2,490

Expenses:
Operating expenses	794	733	1,527	786	630	1,416
Financial expenses	148	227	375	200	220	420
Depreciation and amortization	238	82	320	237	81	318
Total expenses	1,180	1,042	2,222	1,223	931	2,154

Income (loss) from continuing operations	$ 445	$ (78)	$ 367	$ 259	$ 77	$ 336

Real Estate and Accumulated Depreciation of Local Limited Partnerships

Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts related to the Material Investee)(in thousands):

	Gross Amount at Which Carried
	At December 31, 2012
Description	Encumbrances	Land	Buildings and Related Personal Property	Total	Accumulated Depreciation	Date of Construction
Crockett Manor	$ 978	$ 87	$ 1,412	$ 1,499	$ 1,378	(A)
Hummelstown Manor	1,614	97	1,832	1,929	1,800	1983
Kentucky Manor (B)	--	--	--	--	--	(A)
Oakridge Park II	1,095	55	1,739	1,794	1,575	(A)
Park Place	916	337	8,128	8,465	5,859	1983-1984
Total	$ 4,603	$ 576	$13,111	$13,687	$10,612

(A) This project was completed when REAL VI invested in the Local Limited Partnership.
(B) Financial information is unavailable for 2012.

Reconciliation of real estate (all amounts unaudited except for those amounts related to the Material Investee) (in thousands):

	Years Ended December 31,
	2012	2012	2012	2011	2011	2011

Material Investee
		Unaudited	Total
Material Investee
					Unaudited	Total
Real estate:
Balance at beginning of year	$ 8,443	$ 6,166	$14,609	$ 8,409	$ 6,129	$ 14,538
Property improvements	22	39	61	34	37	71
Disposal of property	--	(983)	(983)	--	--	--
Balance at end of year	$ 8,465	$ 5,222	$13,687	$ 8,443	$ 6,166	$ 14,609

Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts related to the Material Investee) (in thousands):
	Years Ended December 31,
	2012	2012	2012	2011	2011	2011

Material Investee
		Unaudited	Total
Material Investee
					Unaudited	Total
Accumulated depreciation:
Balance at beginning of year	$ 5,635	$ 5,316	$ 10,951	$ 5,412	$ 5,216	$ 10,628
Depreciation expense	224	76	300	223	100	323
Disposal of property	--	(639)	(639)	--	--	--
Balance at end of year	$ 5,859	$ 4,753	$ 10,612	$ 5,635	$ 5,316	$ 10,951

The difference between the investment in the accompanying consolidated balance sheets at December 31, 2012 and 2011 and the equity (deficit) per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multifamily Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership was obligated on non-recourse notes payable of $520,000, which bore interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest were payable from cash flow generated from operations of the related rental property as defined in the notes. Unpaid interest was due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $8,000 and $49,000 for the years ended December 31, 2012 and 2011, respectively. The notes payable and related accrued interest aggregating approximately $1,883,000 at December 31, 2011 relating to Cassady Village Apartments, Ltd. (“Cassady Village”) became payable prior to December 31, 2011. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships Cassady Village and Marshall Plaza I & II Apartments. As discussed in “Note 2”, these Local Limited Partnerships sold their respective investment properties to the note holder during the year ended December 31, 2012. In connection with the sale of Cassady Village, the Partnership’s non-recourse notes payable and accrued interest were extinguished during the year ended December 31, 2012, and the Partnership recognized a gain on extinguishment of debt of approximately $1,891,000.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $94,000 and $132,000 for the years ended December 31, 2012 and 2011, respectively.

In addition to being the General Partner, NAPICO, or one of its affiliates, is the general partner for one of the Local Limited Partnerships.

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at December 31, 2012.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 879.5 Units or 1,759 limited partnership interests in the Partnership representing 10.62% of the outstanding limited partnership interests in the Partnership as of December 31, 2012.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder.  As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

A reconciliation follows:
	Years Ended December 31,
	2012	2011
	(in thousands)

Net income per financial statements	$ 2,295	$ 295
Accrued interest	--	49
Gain on sale and extinguishment of debt	(2,476)	3,670
Other	(40)	17
Partnership’s share of Local Limited Partnership	(379)	1,257
Net income (loss) per tax return	$ (600)	$ 5,288

Taxable income (loss) per limited partnership interest	$ (70.69)	$ 588.86

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets (in thousands):
	December 31,
	2012	2011

Net assets as reported	$ 2,456	$ 161
Add (deduct):
Deferred offering costs	4,976	4,976
Investment in Local Limited Partnerships	(6,262)	(3,820)
Accrued interest	--	1,198
Other	291	(454)
Net equity – Federal tax basis	$ 1,461	$ 2,061

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the years ended December 31, 2012 and 2011 the expense of approximately $165,000 and $120,000, respectively, related to this tax is reflected in tax expense in the accompanying consolidated statements of operations.

NOTE 6 – CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and Director of Reporting, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Real Estate Associates Limited VI (the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments, LLC, a California limited liability company (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present officers of NAPICO are set forth below.  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any officers.

Name	Age	Position
Brian Flaherty	44	Senior Managing Director
Edward Schmidt	28	Director of Reporting

Brian Flaherty is the Senior Managing Director of the General Partner and Bethesda Holdings II, LLC and has served as the equivalent of the chief executive officer of the Partnership since December 19, 2012.  In February 2012, Mr. Flaherty was appointed to Senior Managing Director with McGrath Investment Management, LLC with responsibilities for asset management and transactions.  Previously, Mr. Flaherty served in various positions at Aimco, which he joined in 2002, most recently serving as Senior Vice President with responsibilities for asset management and transactions, from January 2009 to February 2012, and in various acquisition, asset management, and disposition functions within Aimco covering both conventional and affordable portfolios from 2002 through 2012.  Prior to joining Aimco, Mr. Flaherty was Vice President of Acquisitions for NAPICO, responsible for originating, structuring, and underwriting equity investments in multi-family Low Income Housing Tax Credit Projects.

Edward Schmidt is the Director of Reporting of the General Partner and Bethesda Holdings II, LLC, and has served as the equivalent of the chief financial officer of the Partnership since February 28, 2013.  Since February 2012, Mr. Schmidt has worked with McGrath Investment Management, LLC, most recently as a Director with responsibilities for fund management and investor reporting.  From 2010 through 2012, Mr. Schmidt served as a senior analyst for Aimco, a public reporting real estate investment trust, working in various management capacities, including within the finance function, the transaction finance and analytics department and the fund management department, which handled the internal investor reporting for Aimco.  Prior to that, Mr. Schmidt worked in public accounting with Clifton Gunderson, LLP, now known as Clifton Larson Allen, LLP, where he served as a financial accountant for Special District Services, local government consultant, and, from 2008 to 2010, as auditor for the California State Revolving Fund.  Mr. Schmidt received a Bachelor of Science Degree with a double concentration in Finance and Accounting from Colorado State University.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Edward Schmidt meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

ITEM 11.    EXECUTIVE COMPENSATION

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   The general partners own all of the outstanding general partnership interests of the Partnership.  Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Interests of the Partnership as of December 31, 2012.

Name of Beneficial Owner	Number of Interests	% of Class

Bethesda Holdings III	1,759	10.62%

The business address of Bethesda Holdings III is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $94,000 and $132,000 for the years ended December 31, 2012 and 2011, respectively.

In addition to being the General Partner, NAPICO, or one of its affiliates, is the general partner for one of the Local Limited Partnerships.

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 879.5 Units or 1,759 limited partnership interests in the Partnership representing 10.62% of the outstanding limited partnership interests in the Partnership as of December 31, 2012.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2013. The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $34,000 for 2012 and 2011, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $28,000 for both 2012 and 2011.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following financial statements are included in Item 8:

Consolidated Balance Sheets – December 31, 2012 and 2011.

Consolidated Statements of Operations - Years ended December 31, 2012 and 2011.

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2012 and 2011.

Consolidated Statements of Cash Flows - Years ended December 31, 2012 and 2011.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments, LLC
General Partner

Date: April 12, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: April 12, 2013	By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Chief Executive Officer	Date: April 12, 2013
Brian Flaherty

/s/Edward Schmidt	Chief Accounting Officer	Date: April 12, 2013
Edward Schmidt

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

14         Code of Ethics of Real Estate Associates Limited VI.

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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ capital (deficiency), (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.