Form 10-Q
period 2013-03-13
REAL ESTATE ASSOCIATES LTD VI
filed 2013-05-13
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2013	2012

Assets

Investments in and advances to Local Limited Partnerships	$ 997	$ 899
Cash and cash equivalents	1,442	1,473
Receivables – limited partners	313	313
Total assets	$ 2,752	$ 2,685

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 133	$ 127
Taxes payable	144	102
Total liabilities	277	229

Contingencies	--	--

Partners' capital (deficiency)
General partners	(327)	(327)
Limited partners	2,802	2,783
Total partners’ capital (deficiency)	2,475	2,456
Total liabilities and partners' capital (deficiency)	$ 2,752	$ 2,685

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2013	2012

Revenues:	$ --	$ --

Operating expenses:
Management fees - General Partner	17	24
Legal and accounting	24	19
Tax expense	42	31
General and administrative	--	3
Interest	--	8
Total operating expenses	83	85

Loss from partnership operations	(83)	(85)
Distributions from Local Limited Partnerships recognized
as income	4	130
Equity in income of Local Limited Partnership and
amortization of acquisition costs	98	56
Gain on extinguishment of debt	--	1,891

Net income	$ 19	$ 1,992

Net income allocated to general partners (1%)	$ --	$ 20
Net income allocated to limited partners (99%)	$ 19	$ 1,972

Net income per limited partnership interest	$ 1.15	$ 118.54

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency),
December 31, 2012	$ (327)	$ 2,783	$ 2,456

Net income for the three months
ended March 31, 2013	--	19	19

Partners' capital (deficiency),
March 31, 2013	$ (327)	$ 2,802	$ 2,475

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$ 19	$ 1,992
Adjustments to reconcile net income to net cash used in
operating activities:
Gain on extinguishment of debt	--	(1,891)
Distributions from sale of Local Limited Partnership
properties recognized as income	--	(130)
Equity in income of Local Limited Partnership and
amortization of acquisition costs	(98)	(56)
Change in accounts:
Taxes payable	42	31
Accounts payable and accrued expenses	6	(3)
Accrued interest payable	--	8
Net cash used in operating activities	(31)	(49)

Cash flows provided by investing activities:
Distributions from sale of Local Limited Partnership properties	--	130

Net increase (decrease) in cash and cash equivalents	(31)	81
Cash and cash equivalents, beginning of period	1,473	1,452
Cash and cash equivalents, end of period	$ 1,442	$ 1,533

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2012 prepared by Real Estate Associates Limited VI (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective investments. The general partners of the Partnership are National Partnership Investments, LLC, a California limited liability company ("NAPICO" or the "General Partner"), and National Partnership Investments Associates, a California limited partnership.  The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).

At both March 31, 2013 and December 31, 2012, there were 16,568 limited partnership interests outstanding.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Method of Accounting for Investments in Local Limited Partnerships

The investments in local limited partnerships (the “Local Limited Partnerships”) are accounted for using the equity method. Acquisition, selection fees and other costs related to the acquisition of the Local Limited Partnerships have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,568 and 16,636 for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the Partnership held variable interests in 5 VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 5 VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of 5 apartment properties with a total of 311 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $997,000 and $899,000 at March 31, 2013 and December 31, 2012, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013 and December 31, 2012, the Partnership held limited partnership interests in 5 Local Limited Partnerships.  As of March 31, 2013 and December 31, 2012, the Local Limited Partnerships own residential low-income rental projects consisting of 311 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. An operating distribution of approximately $4,000 was received from one Local Limited Partnership, Oakridge Park II, during the three months ended March 31, 2013. No operating distributions were received from the Local Limited Partnerships during the three months ended March 31, 2012.

In January 2012, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II during the three months ended March 31, 2012. These amounts were recognized as income on the statements of operations.  The proceeds received were reduced by tax payments of approximately $36,000 reserved by the Partnership and returned to Marshall Plaza Apartments I and Marshall Plaza Apartments II in the second quarter of 2012 and 2013 to pay taxes associated with the sale.  The Partnership had no investment balance remaining in Marshall Plaza Apartments I and II as of the date of sale.

In March 2012, Cassady Village sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable due to the purchaser (as discussed in “Note 3”), (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar.  The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in Cassady Village as of the date of sale.

Crockett Manor has entered into a purchase and sale contract to sell its investment property to a third party for a sale price that exceeds the balance of the mortgage encumbering the property by $75,000. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor. The transaction is expected to close during 2013. The Partnership had no investment balance remaining in Crockett Manor as of March 31, 2013 or December 31, 2012.

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

As of March 31, 2013 and December 31, 2012, the investment balance in all but one of the Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense.  There were no advances from the Partnership to the Local Limited Partnerships during the three months ended March 31, 2013 and 2012. Subsequent to March 31, 2013, the Partnership advanced approximately $58,000 to Park Place Limited Partnership for non-resident withholding taxes. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance to protect its economic investment in the Local Limited Partnership.

The following is a summary of the investments in Local Limited Partnerships for the three months ended March 31, 2013 (in thousands):

Balance, beginning of period	$ 899
Equity in income of Local Limited Partnership	100
Amortization of acquisition costs	(2)
Balance, end of period	$ 997

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2013 and 2012 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012

Revenues
Rental and other	$ 647	$ 623

Expenses
Operating expenses	381	354
Financial expenses	94	105
Depreciation and amortization	80	80
Total expenses	555	539

Income from continuing operations	$ 92	$ 84

The combined results of operations for the three months ended March 31, 2013 and 2012 exclude the operations of Kentucky Manor, for which no financial information is available.  The combined results of operations for the three months ended March 31, 2012 also exclude the operations of Marshall Plaza I and II, due to their sales in January 2012, Cassady Village due to its sale in March 2012 and Oakwood Manor, due to its sale in September 2012.

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

The Partnership was obligated on non-recourse notes payable of $520,000, which bore interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest were payable from cash flow generated from operations of the related rental property as defined in the notes. Unpaid interest was due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $8,000 for the three months ended March 31, 2012. During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village (“Cassady Village”) pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships for Cassady Village and Marshall Plaza I & II Apartments. As discussed in “Note 2”, these Local Limited Partnerships sold their respective investment properties to the note holder during the three months ended March 31, 2012. In connection with the sale of Cassady Village, the Partnership’s non-recourse notes payable were extinguished during the three months ended March 31, 2012, and the Partnership recognized a gain on extinguishment of debt of approximately $1,891,000.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $17,000 and $24,000 for the three months ended March 31, 2013 and 2012, respectively.

In addition to being the General Partner, an affiliate of NAPICO is the general partner for one of the Local Limited Partnerships.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. At March 31, 2013, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

NOTE 6 - CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in Local Limited Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Limited Partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership's primary source of funds includes distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership’s property or the sale of the Partnership’s interest in a Local Limited Partnership. As discussed below, during the three months ended March 31, 2012, the Partnership received proceeds of approximately $130,000 from the sales of Marshall Plaza Apartments I and II. No distributions to partners were made during the three months ended March 31, 2013 or 2012.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. An operating distribution of approximately $4,000 was received from one Local Limited Partnership, Oakridge Park II, during the three months ended March 31, 2013. No operating distributions were received from the Local Limited Partnerships during the three months ended March 31, 2012.

In January 2012, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II during the three months ended March 31, 2012. These amounts were recognized as income on the consolidated statements of operations.  The proceeds received were reduced by tax payments of approximately $36,000 reserved by the Partnership and returned to Marshall Plaza Apartments I and Marshall Plaza Apartments II in the second quarter of 2012 and 2013 to pay taxes associated with the sale.  The Partnership had no investment balance remaining in Marshall Plaza Apartments I and II as of the date of sale.

In March 2012, Cassady Village sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable due to the purchaser (as discussed below), (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining as of the date of sale.

As of March 31, 2013, the Partnership had cash and cash equivalents of approximately $1,442,000, compared with approximately $1,473,000 at December 31, 2012. All of this cash is on deposit with a financial institution.

The Partnership was obligated on non-recourse notes payable of $520,000, which bore interest at 9.5 percent per annum and had principal maturities of December 1999. The notes and related interest were payable from cash flow generated from operations of the related rental property as defined in the notes. Unpaid interest was due at maturity of the notes. Interest expense on non-recourse notes payable was approximately $8,000 for the three months ended March 31, 2012.  During 2005, the Partnership entered into an agreement with the non-recourse note holder for Cassady Village pursuant to which the noteholder agreed to forebear taking any action under the note pending the purchase by the noteholder of a series of projects, including the properties owned by the Local Limited Partnerships for Cassady Village and Marshall Plaza I & II Apartments. As discussed above, these Local Limited Partnerships sold their respective investment properties to the note holder during the three months ended March 31, 2012. In connection with the sale of Cassady Village, the Partnership’s non-recourse notes payable and accrued interest were extinguished during the three months ended March 31, 2012, and the Partnership recognized a gain on extinguishment of debt of approximately $1,891,000.

Crockett Manor has entered into a purchase and sale contract to sell its investment property to a third party for a sale price that exceeds the balance of the mortgage encumbering the property by $75,000. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor. The transaction is expected to close during 2013. The Partnership had no investment balance remaining in Crockett Manor as of March 31, 2013 or December 31, 2012.

Results of Operations

At March 31, 2013, the Partnership had investments in five Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the three months ended March 31, 2013 and 2012, the Partnership recognized equity in income and amortization of acquisition costs of approximately $98,000 and $56,000, respectively, from one Local Limited Partnership.

The investments in all but one of the Local Limited Partnerships have been reduced to zero as of March 31, 2013 and December 31, 2012. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense.  There were no advances from the Partnership to the Local Limited Partnerships during the three months ended March 31, 2013 and 2012.  Subsequent to March 31, 2013, the Partnership advanced approximately $58,000 to Park Place Limited Partnership for non-resident withholding taxes. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance to protect its economic investment in the Local Limited Partnership.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $17,000 and $24,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in management fees is due to the sales of Cassady Village, Marshall Plaza I & II Apartments and Oakwood Manor during 2012.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership, general and administrative, tax and interest expenses. Legal and accounting fees were approximately $24,000 and $19,000 for the three months ended March 31, 2013 and 2012, respectively.

General and administrative expenses were less than $1,000 and approximately $3,000 for the three months ended March 31, 2013 and 2012, respectively.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships. For the three months ended March 31, 2013 and 2012, the expense was approximately $42,000 and $31,000, respectively.  The increase in tax expense is due to an increase in the portion of the New Jersey tax that is based on the apportionment of income.

Interest expense on non-recourse notes payable was approximately $8,000 for the three months ended March 31, 2012.  The non-recourse notes payable related to Cassady Village were extinguished during March 2012, as discussed in “Liquidity and Capital Resources”.

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

Other

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at March 31, 2013. It is possible that Bethesda Holdings II, LLC (“Bethesda”) or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 879.5 Units or 1,759 limited partnership interests in the Partnership representing 10.62% of the outstanding limited partnership interests in the Partnership as of March 31, 2013.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At March 31, 2013 and December 31, 2012, the Partnership held variable interests in five VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 311 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $997,000 and $899,000 at March 31, 2013 and December 31, 2012, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments, LLC
General Partner

Date: May 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: May 13, 2013	By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

REAL ESTATE ASSOCIATES LIMITED VI

EXHIBIT INDEX

Exhibit     Description of Exhibit

3.1        Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-82090 which is hereby incorporated by reference.

3.2        Amendment to the Restated Certificate and Agreement of Limited Partnership of Real Estate Associates Limited VI, filed with the Partnership’s Current Report on Form 8-K dated December 29, 2004, which is hereby incorporated by reference.

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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.