Form 10-Q
period 2013-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2013-08-14
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2013

or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-13112

REAL ESTATE ASSOCIATES LIMITED VI
(Exact name of registrant as specified in its charter)

California	95-3778627
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 91274
Los Angeles, California 90009
(Address of principal executive offices)

(720) 387-8135
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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2013	December 31, 2012
Assets

Investments in and advances to Local Limited
Partnerships	$ 1,191	$ 899
Cash and cash equivalents	993	1,473
Receivables – limited partners	345	313
Total assets	$ 2,529	$ 2,685

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 18	$ 127
Accrued fees due to General partner	6	--
Taxes payable	--	102
Total liabilities	24	229

Contingencies	--	--

Partners' capital (deficiency)
General partners	(327)	(327)
Limited partners	2,832	2,783
Total partners’ capital (deficiency)	2,505	2,456
Total liabilities and partners' capital
(deficiency)	$ 2,529	$ 2,685

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:	$ --	$ --	$ --	$ --

Operating Expenses:
Management fees - General Partner	17	23	34	47
Legal and accounting	17	19	41	38
Tax expense	33	32	75	63
General and administrative	9	9	9	12
Interest	--	--	--	8
Total operating expenses	76	83	159	168

Loss from partnership operations	(76)	(83)	(159)	(168)
Distributions (reduction of distributions)
from Local Limited Partnerships
recognized as income (expense)	--	(5)	4	125
Advances to Local Limited Partnerships
recognized as expense	--	(4)	--	(4)
Equity in income of Local Limited Partnership
and amortization of acquisition costs	106	138	204	194
Gain on extinguishment of debt	--	--	--	1,891

Net income	$ 30	$ 46	$ 49	$ 2,038

Net income allocated to general partners (1%)	$ --	$ --	$ --	$ 20
Net income allocated to limited partners (99%)	$ 30	$ 46	$ 49	$ 2,018

Net income per limited partnership interest	$ 1.81	$ 2.77	$ 2.96	$121.30

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total
Partners' capital (deficiency), December 31, 2012	$ (327)	$ 2,783	$ 2,456

Net income for the six months ended June 30, 2013	--	49	49

Partners' capital (deficiency), June 30, 2013	$ (327)	$ 2,832	$ 2,505

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$ 49	$ 2,038
Adjustments to reconcile net income to net cash used in operating activities:
Gain on extinguishment of debt	--	(1,891)
Distributions from Local Limited Partnership properties recognized as income	(4)	(125)
Equity in income of Local Limited Partnership and amortization of acquisition costs	(204)	(194)
Advances to Local Limited Partnerships recognized as expense	--	4
Change in accounts:
Receivables – limited partners	(32)	(90)
Taxes payable	(102)	(72)
Accounts payable and accrued expenses	(109)	(20)
Accrued fees due to General partner	6	--
Accrued interest payable	--	8
Net cash used in operating activities	(396)	(342)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(88)	(4)
Distributions from Local Limited Partnership
properties	4	125
Net cash provided by investing activities	(84)	121

Net increase (decrease) in cash and cash equivalents	(480)	(221)
Cash and cash equivalents, beginning of period	1,473	1,452

Cash and cash equivalents, end of period	$ 993	$ 1,231

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

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

At both June 30, 2013 and December 31, 2012, there were 16,568 limited partnership interests outstanding.

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

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,568 and 16,636 for the three and six months ended June 30, 2013 and 2012, respectively.

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

At June 30, 2013 and December 31, 2012, the Partnership held variable interests in five VIEs, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

•

the general partners conduct and manage the business of the Local Limited Partnerships;

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•

the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnerships’ underlying real estate properties;

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

The five VIEs at June 30, 2013 consist of Local Limited Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 311 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $1,191,000 and $899,000 at June 30, 2013 and December 31, 2012, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2013 and December 31, 2012, the Partnership held limited partnership interests in five Local Limited Partnerships. As of June 30, 2013 and December 31, 2012, the Local Limited Partnerships own residential low-income rental projects consisting of 311 apartment units. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

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

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS (continued)

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. An operating distribution of approximately $4,000 was received from one Local Limited Partnership, Oakridge Park II, during the six months ended June 30, 2013. No operating distributions were received from the Local Limited Partnerships during the six months ended June 30, 2012.

In January 2012, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II during the six months ended June 30, 2012. These amounts were recognized as income on the statements of operations.  The proceeds received were reduced by tax payments of approximately $36,000 reserved by the Partnership and returned to Marshall Plaza Apartments I and Marshall Plaza Apartments II in the second quarter of 2012 and 2013 to pay taxes associated with the sale.  The Partnership had no investment balance remaining in Marshall Plaza Apartments I and II as of the date of sale.

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

Crockett Manor has entered into a purchase and sale contract to sell its investment property to a third party for a sale price that exceeds the balance of the mortgage encumbering the property by $75,000. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor. The transaction is expected to close during 2013. The Partnership had no investment balance remaining in Crockett Manor as of June 30, 2013 or December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, the investment balance in all but one of the Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS (continued)

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2012, the Partnership advanced approximately $4,000 to two Local Limited Partnerships, Crockett Manor and Oakwood Manor, to fund tax payments. During the six months ended June 30, 2013, the Partnership advanced approximately $88,000 to Park Place Limited Partnership of which $58,000 was for non-resident withholding taxes and $30,000 was for REAC inspection related cost. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance to protect its economic investment in the Local Limited Partnership.

The following is a summary of the investments in Local Limited Partnerships for the six months ended June 30, 2013 (in thousands):

Balance, beginning of period	$ 899
Equity in income of Local Limited Partnership	208
Advance	88
Amortization of acquisition costs	(4)
Balance, end of period	$ 1,191

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2013 and 2012 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Revenues
Rental and other	$ 981	$ 645	$1,628	$1,268

Expenses
Operating expenses	398	315	779	669
Financial expenses	54	105	148	210
Depreciation and amortization	158	79	238	159
Total expenses	610	499	1,165	1,038

Income from continuing operations	$ 371	$ 146	$ 463	$ 230

The combined results of operations for the three and six months ended June 30, 2013 and 2012 exclude the operations of Kentucky Manor, for which no financial information is available.  The combined results of operations for the six months ended June 30, 2012 also exclude the operations of Marshall Plaza I and II, due to their sales in January 2012, Cassady Village due to its sale in March 2012 and Oakwood Manor, due to its sale in September 2012.

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

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

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $34,000 and $47,000 for the six months ended June 30, 2013 and 2012, respectively.

In addition to being the General Partner, an affiliate of NAPICO is the general partner for one of the Local Limited Partnerships.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. At June 30, 2013, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

NOTE 6 - CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 7 - Subsequent Event

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

The Partnership's primary source of funds includes distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. As discussed below, during the six months ended June 30, 2012, the Partnership received proceeds of approximately $130,000 from the sales of Marshall Plaza Apartments I and II. No distributions to partners were made during the six months ended June 30, 2013 or 2012.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. An operating distribution of approximately $4,000 was received from one Local Limited Partnership, Oakridge Park II, during the six months ended June 30, 2013. No operating distributions were received from the Local Limited Partnerships during the six months ended June 30, 2012.

In January 2012, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $58,000 from the sale of Marshall Plaza Apartments I and approximately $72,000 from the sale of Marshall Plaza Apartments II during the six months ended June 30, 2012. These amounts were recognized as income on the statements of operations.  The proceeds received were reduced by tax payments of approximately $36,000 reserved by the Partnership and returned to Marshall Plaza Apartments I and Marshall Plaza Apartments II in the second quarter of 2012 and 2013 to pay taxes associated with the sale.  The Partnership had no investment balance remaining in Marshall Plaza Apartments I and II as of the date of sale.

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

As of June 30, 2013, the Partnership had cash and cash equivalents of approximately $993,000, compared with approximately $1,473,000 at December 31, 2012. All of this cash is on deposit with a financial institution. The decrease of approximately $480,000 is due primarily to cash used in operating activities.

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

Crockett Manor has entered into a purchase and sale contract to sell its investment property to a third party for a sale price that exceeds the balance of the mortgage encumbering the property by $75,000. After payment of closing costs and the mortgage encumbering the property, the Partnership does not expect to receive any proceeds from the sale of Crockett Manor. The transaction is expected to close during 2013. The Partnership had no investment balance remaining in Crockett Manor as of June 30, 2013 or December 31, 2012.

Results of Operations

At June 30, 2013, the Partnership had investments in five Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the six months ended June 30, 2013 and 2012, the Partnership recognized equity in income and amortization of acquisition costs of approximately $204,000 and $194,000, respectively, from one Local Limited Partnership.

The investments in all but one of the Local Limited Partnerships have been reduced to zero as of June 30, 2013 and December 31, 2012. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2012, the Partnership advanced approximately $4,000 to two Local Limited Partnerships, Crockett Manor and Oakwood Manor, to fund tax payments. During the six months ended June 30, 2013, the Partnership advanced approximately $88,000 to Park Place Limited Partnership of which $58,000 was for non-resident withholding taxes and $30,000 was for REAC inspection related cost. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance to protect its economic investment in the Local Limited Partnership.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $17,000 and $23,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $34,000 and $47,000 for the six months ended June 30, 2013 and 2012, respectively.  The decrease in management fees is due to the sales of Cassady Village, Marshall Plaza I & II Apartments and Oakwood Manor during 2012.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $17,000 and $19,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $41,000 and $38,000 for the six months ended June 30, 2013 and 2012, respectively. The increase in legal and accounting fees is primarily due to an increase in professional expenses associated with the administration of the Partnership.

General and administrative expenses were approximately $9,000 for the three months ended June 30, 2013 and 2012, and approximately $9,000 and $12,000 for the six months ended June 30, 2013 and 2012, respectively.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships. For the three and six months ended June 30, 2013, the expense was approximately $33,000 and $75,000, respectively. For the three and six months ended June 30, 2012, the expense was approximately $32,000 and $63,000, respectively. The increase in tax expense is due to an increase in the portion of the New Jersey tax that is based on the apportionment of income.

Interest expense on non-recourse notes payable was approximately $8,000 for the six months ended June 30, 2012. The non-recourse notes payable related to Cassady Village were extinguished during 2012, as discussed in “Liquidity and Capital Resources”.

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

Other

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at June 30, 2013. It is possible that Bethesda Holdings II, LLC (“Bethesda”) or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 879.5 Units or 1,759 limited partnership interests in the Partnership representing 10.62% of the outstanding limited partnership interests in the Partnership as of June 30, 2013.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At June 30, 2013 and December 31, 2012, the Partnership held variable interests in five VIEs, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at June 30, 2013 consist of Local Limited Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 311 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $1,191,000 and $899,000 at June 30, 2013 and December 31, 2012, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments, LLC
General Partner

Date: August 14, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: August 14, 2013	By: /s/Edward Schmidt
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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VI’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.