Form 10-K
period 2013-12-31
REAL ESTATE ASSOCIATES LTD VI
filed 2014-04-15
CIK 715578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

REAL VI holds limited partnership interests in one local limited partnership (the “Local Limited Partnership”).  The Local Limited Partnership owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the Federal or local government. The Partnership sold its interests in 10 Local Limited Partnerships in December 1998. In 2003, the Partnership sold its interest in one Local Limited Partnership and the interest in another Local Limited Partnership was foreclosed on by a noteholder. In 2005, two of the Local Limited Partnerships sold their investment properties and the Partnership assigned its interest in another Local Limited Partnership. In 2006, the Partnership sold its interest in one Local Limited Partnership.  In 2007, two Local Limited Partnerships sold their investment properties. In 2010, one Local Limited Partnership sold its investment property. In 2011, the Partnership sold its interest in five Local Limited Partnerships. In 2012, four Local Limited Partnerships sold their investment properties. In 2013, one of the Local Limited Partnerships sold its investment property and the Partnership sold its interest in three Local Limited Partnerships.

The partnerships in which REAL VI has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies.  REAL VI became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners.  As a limited partner, REAL VI's liability for obligations of a Local Limited Partnership is limited to REAL VI's investment.  The local general partner of the Local Limited Partnerships retains responsibility for developing, constructing, maintaining, operating and managing the project.  Under certain circumstances of default, REAL VI has the right to replace the general partner of the Local Limited Partnership, but otherwise does not have control of sale or refinancing, etc.

Although the Local Limited Partnership in which the Partnership is currently invested owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible “low income” tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership has no employees. Management and administrative services are performed for the Partnership by the General Partner and agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.   PROPERTIES

During the year ended December 31, 2013, the projects in which REAL VI had invested were substantially rented.  The following is a schedule of the status as of December 31, 2013 of the projects owned by Local Limited Partnerships in which REAL VI is a limited partner.

SCHEDULE OF PROJECTS OWNED BY
LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VI HAS AN INVESTMENT
December 31, 2013

		Financed,	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (B)	2013	2012

Park Place
Ewing, NJ	126	State Program	125	94%	93%

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 515(b) and 521 of the National Housing Act.

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnership and the cost of acquisition of such ownership.  All interests are limited partnership interests.  Also included is the total mortgage encumbrance on each property for the Local Limited Partnership as of December 31, 2013.

	REAL VI	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Park Place	90.00%	$ 1,182	$277

Although the Local Limited Partnership in which the Partnership is currently invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates.  In general, this insulates the properties from market competition.

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

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any active public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may be transferred only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2013, there were 2,829 registered holders of units in the Partnership holding 16,514 partnership interests in the Partnership.  The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. No distributions were made during the years ended December 31, 2013 and 2012.

None of the General Partner nor its affiliates currently owns any of the outstanding limited partnership interests in the Partnership at December 31, 2013.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 879.5 Units or 1,759 limited partnership interests in the Partnership representing 10.65% of the outstanding limited partnership interests in the Partnership as of December 31, 2013.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership is currently invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. As discussed below, during the year ended December 31, 2013, the Partnership received net proceeds of approximately $40,000 from the sale of one property and proceeds of approximately $228,000 from the assignment of limited partnership interests in three Local Limited Partnerships. No distributions to the Partnership’s limited partners were made during the years ended December 31, 2013 or 2012.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. For the year ended December 31, 2013, the Partnership received approximately $53,000 in operating distributions from three Local Limited Partnerships. No operating distributions were received from the Local Limited Partnerships during the year ended December 31, 2012.

In January 2012, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $55,000 from the sale of Marshall Plaza Apartments I and approximately $70,000 from the sale of Marshall Plaza Apartments II, net of tax payments of approximately $36,000 reserved by the Partnership and returned to Marshall Plaza Apartments I and Marshall Plaza Apartments II in 2013 to pay taxes associated with the sale.  These amounts were recognized as income on the statements of operations. The Partnership had no investment balance remaining in Marshall Plaza Apartments I and II as of the date of sale.

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

In September 2013, the Partnership assigned its limited partnership interest in Oakridge Park II to an affiliate of the Operating General Partner for a total of $13,200. This amount was recognized as a gain on sale of Local Limited Partnerships. The Partnership had no investment balance remaining in Oakridge Park II at the date of the assignment.

In November 2013, Crockett Manor sold its investment property for net proceeds of approximately $40,000.

In December 2013, the Partnership assigned its limited partnership interest in Hummelstown for approximately $190,000 and Kentucky Manor for approximately $25,000.

As of December 31, 2013 and 2012, the Partnership had cash and cash equivalents of approximately $1,062,000 and $1,473,000, respectively. All of this cash is on deposit with a financial institution.

Results of Operations

At December 31, 2013, the Partnership had investments in one Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited

Partnerships. During the years ended December 31, 2013 and 2012, the Partnership recognized equity in income and amortization of acquisition costs of approximately $322,000 and $391,000, respectively, from one Local Limited Partnership.

The investments in all but one of the Local Limited Partnerships had been reduced to zero as of December 31, 2013 and 2012. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2013, the Partnership advanced approximately $242,000 to Park Place Limited Partnership, of which $139,000 was to restore a letter of credit, $58,000 was for non-resident withholding and $48,000 for repairs and capital items. During the year ended December 31, 2012, the Partnership advanced approximately $18,000 to three Local Limited Partnerships, Crockett Manor, Oakwood Manor and Cassady Village, to fund tax payments associated with operations and/or the sale of the underlying properties. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnerships. These amounts are included in advances to Local Limited Partnerships recognized as expense for the year ended December 31, 2012, as the investment balance in the Local Limited Partnerships had been reduced to zero. During the years ended December 31, 2013 and 2012, the Partnership received repayment of advances of approximately $0 and approximately $196,000 from Oakwood. The repayments of advances were recognized as income on the statements of operations.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $1,659,000 and $1,625,000 for the years ended December 31, 2013 and 2012, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $1,291,000 and $1,180,000 for the years ended December 31, 2013 and 2012, respectively.

Total income from continuing operations for the Local Limited Partnerships was approximately $368,000 and $445,000 for the years ended December 31, 2013 and 2012, respectively. The income from continuing operations allocated to the Partnership was approximately $322,000 and $391,000 for the years ended December 31, 2013 and 2012, respectively, but was not fully recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership’s remaining investment balance in certain Local Limited Partnerships has been reduced to zero.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $69,000 and $94,000 for the years ended December 31, 2013 and 2012, respectively. The decrease in the management fee is due to the Partnership’s assignment of its limited partnership interest in two Local Limited Partnerships during 2013 and sale of one property.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $79,000 and $84,000 for the years ended December 31, 2013 and 2012, respectively. The decrease in legal and accounting fees is primarily due to a change in accounting firms. General and administrative expenses were approximately $31,000 and $26,000 for the years ended December 31, 2013 and 2012, respectively.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships. For the years ended December 31, 2013 and 2012, the expense was approximately $138,000 and $165,000, respectively. The increase in tax expense is due to an increase in the portion of the New Jersey tax that is based on the apportionment of income.

Interest expense on non-recourse notes payable was approximately $8,000 for the years ended December 31, 2012.  The non-recourse notes payable related to Cassady Village were extinguished during March 2012, as discussed in “Liquidity and Capital Resources”.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 90% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments in and Advances to Local Limited Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

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

At December 31, 2013 and 2012, the Partnership held variable interests in one and five VIEs, respectively, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE at December 31, 2013 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 126 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $1,416,000 and $899,000 at December 31, 2013 and 2012, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note 1 – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 8. Financial Statements and Supplementary Data”.  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentages of between 90% and 95%.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of a Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in a Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of each Local Limited Partnership’s profits less the Partnership’s share of such Local Limited Partnership’s losses, distributions and impairment charges.  See “Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy.  The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Real Estate Associates Limited VI

LIST OF FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Balance Sheets – December 31, 2013 and 2012

Statements of Operations – Years ended December 31, 2013 and 2012

Statements of Changes in Partners’ Capital (Deficiency) – Years ended December 31, 2013 and 2012

Statements of Cash Flows – Years ended December 31, 2013 and 2012

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VI

We have audited the accompanying balance sheet of Real Estate Associates Limited VI as of December 31, 2013, and the related statements of operations, changes in partners’ capital (deficiency) and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VI at December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/Carter & Company, CPA, LLC

Destin, Florida

April 15, 2014

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VI

We have audited the accompanying balance sheet of Real Estate Associates Limited VI as of December 31, 2012 and the related statements of operations, changes in partners' capital (deficiency), and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VI at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 12, 2013

REAL ESTATE ASSOCIATES LIMITED VI

BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012
Assets

Investments in and advances to Local Limited Partnerships	$1,416	$ 899
Cash and cash equivalents	1,062	1,473
Receivables – limited partners	348	313
Total assets	$2,826	$ 2,685

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 26	$ 127
Taxes payable	63	102
Total liabilities	89	229

Contingencies	--	--

Partners’ capital (deficiency)
General partners	(324)	(327)
Limited partners	3,061	2,783
Total partners’ capital (deficiency)	2,737	2,456
Total liabilities and partners’ capital (deficiency)	$2,826	$ 2,685

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2013	2012

Revenues:	$ --	$ --

Operating Expenses:
Management fees - General Partner	69	94
General and administrative	31	26
Legal and accounting	79	84
Tax expense	138	165
Interest	--	8
Total operating expenses	317	377

Loss from partnership operations	(317)	(377)
Advances to Local Limited Partnerships recognized as
expense	--	(18)
Recovery of advances to Local Limited Partnerships
previously recognized as expense	--	196
Distributions from Local Limited Partnerships
recognized as income	47	212
Equity in income of Local Limited Partnership and
amortization of acquisition costs	322	391
Gain on sale of interests in Local Limited Partnerships	229	--
Gain on extinguishment of debt	--	1,891
Net income	281	$ 2,295

Net income allocated to general partners (1%)	$ 3	$ 23
Net income allocated to limited partners (99%)	$ 278	$ 2,272

Net income per limited partnership interest	$ 16.78	$136.57

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency) at
December 31, 2011	$ (350)	$ 511	$ 161

Net income for the year ended
December 31, 2012	23	2,272	2,295

Partners’ capital (deficiency) at
December 31, 2012	(327)	2,783	2,456

Net income for the year ended
December 31, 2013	3	278	281

Partners’ capital (deficiency) at
at December 31, 2013	$ (324)	$ 3,061	$2,737

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$ 281	$ 2,295
Adjustments to reconcile net income to net cash
used in operating activities:
Gain on extinguishment of debt	--	(1,891)
Distributions from sale of Local Limited Partnership
properties recognized as income	(47)	(212)
Advances to Local Limited Partnerships recognized
as expense	--	4
Gain on sale of interests in Local Limited
Partnerships	(229)	--
Recovery of advances to Local Limited Partnerships
previously recognized as expense	--	(196)
Equity in income of Local Limited Partnership and
amortization of acquisition costs	(322)	(391)
Change in accounts:
Receivables – limited partners	(35)	(117)
Accounts payable and accrued expenses	(101)	87
Accrued interest payable	--	8
Taxes payable	(39)	30
Net cash used in operating activities	(492)	(383)

Cash flows from investing activities:
Distributions from Local Limited Partnership
properties	94	212
Proceeds from sale of interests in Local Limited
Partnerships	229	--
Advances to Local Limited Partnerships	(242)	(4)
Recovery of advances to Local Limited Partnerships	--	196
Net cash provided by investing activities	81	404

Net increase (decrease) in cash and cash equivalents	(411)	21
Cash and cash equivalents, beginning of the year	1,473	1,452
Cash and cash equivalents, end of the year	$ 1,062	$ 1,473

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2013 and 2012.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation

The financial statements for 2012 were consolidated as they included the accounts of REAL VI and its majority-owned general partnership Real Estate Associates III (“REA III”). As REA III's last investment sold its property in 2012, REA III dissolved in 2013. All significant intercompany accounts and transactions were eliminated in consolidation. Losses in excess of the minority interest in equity that would otherwise be attributed to the minority interest were allocated to the Partnership.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

Abandonment of Units

During the years ended December 31, 2013 and 2012, the number of Limited Partnership Interests decreased by 54 and 68 interests, respectively, due to limited partners abandoning their interests. At December 31, 2013 and 2012, there were 16,514 and 16,568 limited partnership interests outstanding. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,568 and 16,636 for the years ended December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2012 was maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account. In 2013 the affiliated management company maintained separate cash accounts with an FDIC insured bank for each of its affiliated entities including Real Estate Associates Limited VI.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the years ended December 31, 2013 or 2012.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. At December 31, 2013, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

At December 31, 2013 and 2012, the Partnership held variable interests in one and five VIEs, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE at December 31, 2013 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment properties with a total of 126 units.  The Partnership is involved with that VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from that VIE, which were approximately $1,416,000 and $899,000 at December 31, 2013 and 2012, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 – INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2013 and 2012, the Partnership held limited partnership interests in one and five Local Limited Partnerships, respectively. Certain of the Local Limited Partnerships are encumbered by mortgage notes payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with any Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of any Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership in which it is currently invested based upon its ownership percentage of 90%. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS - CONTINUED

agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in a Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of each Local Limited Partnership’s profits less the Partnership’s share of such Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

Operating distributions of approximately $53,000 were received from three Local Limited Partnerships during the year ended December 31, 2013. No operating distributions were received from the Local Limited Partnerships during the year ended December 31, 2012.

In January 2012, Marshall Plaza Apartments I and Marshall Plaza Apartments II sold their investment properties for approximately $1,110,000 and $1,385,000, respectively. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership received proceeds of approximately $55,000 from the sale of Marshall Plaza Apartments I and approximately $70,000 from the sale of Marshall Plaza Apartments II, net of tax payments of approximately $36,000 reserved by the Partnership and returned to Marshall Plaza Apartments I and Marshall Plaza Apartments II in 2013 to pay taxes associated with the sale.  These amounts were recognized as income on the statements of operations. The Partnership had no investment balance remaining in Marshall Plaza Apartments I and II as of the date of sale.

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

In September 2013, the Partnership assigned its limited partnership interest in Oakridge Park II to an affiliate of the Operating General Partner for a total of $13,200. This amount was recognized as a gain on sale of Local Limited Partnerships. The Partnership had no investment balance remaining in Oakridge Park II at the date of the assignment.

In November 2013, Crockett Manor sold its investment property for net proceeds of approximately $40,000.

In December 2013, the Partnership assigned its limited partnership interest in Hummelstown for approximately $190,000 and Kentucky Manor for approximately $25,000.

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

As of December 31, 2013 and 2012, the investment balance in all but one of the Local Limited Partnerships had been reduced to zero. The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2013, the Partnership advanced approximately $242,000 to Park Place Limited Partnership, of which $139,000 was to restore a letter of credit, $58,000 was for non-resident withholding and $48,000 for repairs and capital items. During the year ended December 31, 2012, the Partnership advanced approximately $18,000 to three Local Limited Partnerships, Crockett Manor, Oakwood Manor and Cassady Village, to fund tax payments associated with operations and/or the sale of the underlying properties. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnerships. These amounts are included in advances to Local Limited Partnerships recognized as expense for the year ended December 31, 2012, as the investment balance in the Local Limited Partnerships had been reduced to zero. During the years ended December 31, 2013 and 2012, the Partnership received repayment of advances of approximately $0 and approximately $196,000 from Oakwood. The repayments of advances were recognized as income on the statements of operations.

The following is a summary of the investments in Local Limited Partnerships for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Balance, beginning of year	$ 899	$ 508
Equity in income of Local Limited Partnership	331	400
Advance	242	--
Distributions	(47)	--
Amortization of acquisition costs	(9)	(9)
Balance, end of year	$ 1,416	$ 899

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually not material to the overall financial position of the Partnership.  The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2013 and 2012 and for each of the two years in the period then ended is presented below. The Partnership’s value of its investment in Park Place Associates (the “Material Investee”) is material to the Partnership’s financial position and amounts included below for the Material Investee are included on an audited basis.

The condensed combined results of operations for the year ended December 31, 2013 exclude Hummelstown, Oakridge II and Kentucky Manor due to assignment of the Partnerships interest in those Local Limited Partnerships in 2013 and Crocket Manor due to the sale in 2013. The condensed combined results of operations for the year ended December 31, 2012 exclude Marshall Plaza I and II, due to their sales in January 2012, Cassady Village, due to its sale in March 2012 and Oakwood Manor, due to its sale in September 2012.

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Condensed Combined Balance Sheets of the Local Limited Partnerships
(in thousands)

	December 31, 2013		December 31, 2012
	Material Investee	Total	Material Investee	Total
Assets
Land	$ 337	$ 337	$ 337	$ 337
Building and improvements	8,254	8,254	8,128	8,128
Accumulated depreciation	(6,089)	(6,089)	(5,859)	(5,859)
Other assets	1,534	1,534	1,570	1,570

Total assets	$4,036	$4,036	$4,176	$ 4,176

Liabilities and Partners’ Equity (Deficit):
Liabilities:
Mortgage notes payable	$ 277	$ 277	$ 916	$ 916
Other liabilities	287	287	109	109
Partners’ equity (deficit)	3,472	3,472	3,151	3,151

Total liabilities and partner’s equity (deficit)	$4,036	$ 4,036	$4,176	$ 4,176

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)

	Years Ended December 31,
	2013	2013	2012	2012
	Material Investee	Total	Material Investee	Total
Revenues:
Rental and other	$ 1,659	$ 1,659	$ 1,625	$ 1,625

Expenses:
Operating expenses	829	829	794	794
Financial expenses	218	218	148	148
Depreciation and amortization	244	244	238	238
Total expenses	$ 1,291	1,291	1,180	1,180

Income (loss) from continuing operations	$ 368	$ 368	$ 445	$ 445

Real Estate and Accumulated Depreciation of Local Limited Partnerships

Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts related to the Material Investee)(in thousands):

	Gross Amount at Which Carried
	At December 31, 2013
Description	Encumbrances	Land	Buildings and Related Personal Property	Total	Accumulated Depreciation	Date of Construction
Park Place	$ 277	$ 337	$8,254	$8,591	$ 6,089	1983-1984

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Reconciliation of real estate (all amounts unaudited except for those amounts related to the Material Investee) (in thousands):

	Years Ended December 31,
	2013	2013	2012	2012
	Material Investee	Total	Material Investee	Total
Real estate:
Balance at beginning of year	$ 8,465	$ 8,465	$ 8,443	$ 8,443
Property improvements	126	126	22	22
Disposal of property	0	0	--	--
Balance at end of year	$ 8,591	$ 8,591	$ 8,465	$ 8,465

Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts related to the Material Investee) (in thousands):

	Years Ended December 31,
	2013	2013	2012	2012
	Material Investee	Total	Material Investee	Total
Accumulated depreciation:
Balance at beginning of year	$ 5,859	$ 5,859	$ 5,635	$ 5,635
Depreciation expense	230	230	224	224
Disposal of property	0	0	--	--
Balance at end of year	$ 6,089	$ 6,089	$ 5,859	$ 5,859

The difference between the investment in the accompanying balance sheets at December 31, 2013 and 2012 and the equity (deficit) per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

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

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - NOTES PAYABLE AND AMOUNTS DUE FOR PARTNERSHIP INTERESTS

In connection with the sale of Cassady Village, the Partnership’s non-recourse notes payable and accrued interest were extinguished during the year ended December 31, 2012, and the Partnership recognized a gain on extinguishment of debt of approximately $1,891,000.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $69,000 and $94,000 for the years ended December 31, 2013 and 2012, respectively.

In addition to being the General Partner, NAPICO, or one of its affiliates, is the general partner for one of the Local Limited Partnerships.

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at December 31, 2013.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 879.5 Units or 1,759 limited partnership interests in the Partnership representing 10.65% of the outstanding limited partnership interests in the Partnership as of December 31, 2013.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder.  As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

A reconciliation follows:
	Years Ended December 31,
	2013	2012
	(in thousands)

Net income per financial statements	$ 281	$ 2,295
Gain on sale and extinguishment of debt	--	(2,476)
Other	--	(40)
Partnership’s share of Local Limited Partnership	2,985	(379)
Net income (loss) per tax return	$ 3,266	$ (600)

Taxable income (loss) per limited partnership interest	$197.83	$ (70.69)

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS - CONTINUED

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets (in thousands):

	December 31,
	2013	2012

Net assets as reported	$ 2,737	$ 2,456
Add (deduct):
Deferred offering costs	4,976	4,976
Investment in Local Limited Partnerships	(2,985)	(6,262)
Accrued interest	--	--
Other	--	291
Net equity – Federal tax basis	$ 4,728	$ 1,461

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the years ended December 31, 2013 and 2012 the expense of approximately $138,000 and $165,000, respectively, related to this tax is reflected in tax expense in the accompanying statements of operations.

NOTE 6 – CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 7 - SUBSEQUENT EVENTS

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 7, 2013, the Registrant dismissed its prior independent registered public accounting firm, Ernst & Young LLP and retained as its new independent registered public accounting firm, Carter & Company, CPA, LLC. The reports of Ernst & Young LLP on the financial statements of the Registrant as of and for the years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change independent accountants was approved by the board of directors of the Managing General Partner of the Partnership. During the two fiscal years ended 2012 and through June 7, 2013, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Partnership's financial statements for the fiscal years ended December 31, 2012 and 2011.

Effective June 7, 2013, the Registrant engaged Carter & Company, CPA, LLC as its independent registered public accounting firm. During the Partnership's two fiscal years ended December 31, 2012 and the subsequent interim period through June 7, 2013, the Registrant did not consult with Carter & Company, CPA, LLC with respect to the application of accounting principles to a specialized transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-K.

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

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and Director of Reporting, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective.

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

(b)

Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
Brian Flaherty	45	Senior Managing Director
Joseph Dryden	52	Director of Reporting

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

Mr. Joseph Dryden is the Director of Reporting of the general partner of the Partnership and of Bethesda Holdings, II, LLC, and the Chief Financial Officer of the Partnership since October 3, 2013.  Since August 2013, Mr. Dryden has worked with McGrath Investment Management, LLC, most recently as CFO.  Mr. Dryden joins the Partnership from Republic-Financial, a multinational finance and private equity firm he joined in March 2010, where he served as Republic’s Corporate Controller. As the Corporate Controller, Mr. Dryden was responsible for the development and management of highly complex multi-level audited financial statements. Prior to Republic, Mr. Dryden was the CFO for Decision Display, a Denver based audio visual company specializing in high tech command centers and control rooms he joined in 2005. In this role Mr. Dryden was responsible for all accounting and finance functions including all financial reporting, detailed cash management and forecasting and also managed the company’s banking relationships. Additionally, from 2007 to 2010 Mr. Dryden was the President of Dryden Consulting, an accounting and management consulting firm specializing in GAAP and SEC reporting, internal and external audit assistance and Sarbanes-Oxley compliance.  Dryden Consulting’s client list included 1st Data, AIMCO, Crocs, Woodward Governor, McData, and several other large publicly traded companies. Mr. Dryden’s expertise in GAAP financial reporting, SEC reporting, cash management and process improvement will enable him to create immediate value for the company.  Mr. Dryden received a Bachelor of Arts Degree in Accounting from Clarke University in 1984.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Joseph Dryden meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

ITEM 11.

EXECUTIVE COMPENSATION

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2013.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

The general partners own all of the outstanding general partnership interests of the Partnership.  Except as noted below, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Interests of the Partnership as of December 31, 2013.

Name of Beneficial Owner	Number of Interests	% of Class

Bethesda Holdings III	1,759	10.65%

The business address of Bethesda Holdings III is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Partnership.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the Partnership’s original invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $69,000 and $94,000 for the years ended December 31, 2013 and 2012, respectively.

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at December 31, 2013. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 879.5 Units or 1,759 limited partnership interests in the Partnership representing 10.65% of the outstanding limited partnership interests in the Partnership as of December 31, 2013.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP was previously the independent registered public accounting firm for the Partnership. On June 7, 2013, that firm was dismissed and Carter & Company CPA, LLC was engaged as independent auditors for the year ended December 31, 2013. The managing General Partner has reappointed Carter & Company, CPA, LLC as independent auditors to audit the financial statements of the Partnership for 2014. The aggregate fees billed for services rendered for 2013 and 2012 are described below:

Audit Fees.  Fees for audit services totaled approximately $20,500 and $38,000 for 2013 and 2012, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $28,000 for 2013 and 2012, respectively.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

The following financial statements are included in Item 8:

Balance Sheets – December 31, 2013 and 2012.

Statements of Operations - Years ended December 31, 2013 and 2012.

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2013 and 2012.

Statements of Cash Flows - Years ended December 31, 2013 and 2012.

Notes to Financial Statements.

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

•

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•

may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

•

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments, LLC
General Partner

Date: April 15, 2014	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: April 15, 2014	By: /s/Joseph Dryden
Joseph Dryden
VP of Finance/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Chief Executive Officer	Date: April 15, 2014
Brian Flaherty

/s/Joseph Dryden	Chief Accounting Officer	Date: April 15, 2014
Joseph Dryden

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

14

Code of Ethics of Real Estate Associates Limited VI, filed with the Partnership's Annual Report on Form 10-K dated April 12, 2013, which is hereby incorporated by reference.

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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.