Form 10-Q
period 2014-03-31
REAL ESTATE ASSOCIATES LTD VI
filed 2014-05-15
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Investments in and advances to Local Limited
Partnerships	$ 1,507	$ 1,416
Cash and cash equivalents	966	1,062
Receivables – limited partners	349	348
Total assets	$ 2,822	$ 2,826

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 7	$ 26
Due to Affiliates	15	--
Taxes payable	94	63
Total liabilities	116	89

Partners' capital (deficiency)
General partners	(324)	(324)
Limited partners	3,030	3,061
Total partners’ capital (deficiency)	2,706	2,737
Total liabilities and partners' capital
(deficiency)	$ 2,822	$ 2,826

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2014	2013

Revenues	$ --	$ --

Operating expenses:
Management fees - General Partner	9	17
Legal and accounting	36	24
Tax expense	31	42
General and administrative	8	--
Interest		--
Total operating expenses	84	83
Loss from partnership operations	(84)	(83)

Distributions from Local Limited Partnerships recognized
as income	--	4
Advances to Local Limited Partnerships recognized
as (expense)	(27)	--
Equity in income (loss) of Local Limited Partnership
and amortization of acquisition costs	80	98

Net income (loss)	$ (31)	$ 19

Net income (loss) allocated to general partners (1%)	$ --	$ --
Net income (loss) allocated to limited partners (99%)	$ (31)	$ 19

Net income (loss) per limited partnership interest	$ (1.87)	$ 1.15

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency),
December 31, 2013	$ (324)	$ 3,061	$ 2,737

Net loss for the three months
ended March 31, 2014	0	(31)	(31)

Partners' capital (deficiency),
March 31, 2014	$ (324)	$ 3,030	$ 2,706

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$ (31)	$ 19
Adjustments to reconcile net income to net cash used in
operating activities:
Equity in income of Local Limited Partnership and
amortization of acquisition costs	(80)	(98)
Advances to Local Limited Partnerships recognized as expense	27	--
Change in accounts:
Receivables	(1)	--
Taxes payable	31	42
Accounts payable and accrued expenses	(4)	6
Net cash used in operating activities	(58)	(31)
Cash flows from investing activities:
Advances to Local Limited Partnerships	(38)	--
Net cash provided (used) by investing activities	(38)	--

Net increase (decrease) in cash and cash equivalents	(96)	(31)
Cash and cash equivalents, beginning of period	1,062	1,473
Cash and cash equivalents, end of period	$ 966	$ 1,442

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2013 prepared by Real Estate Associates Limited VI (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At March 31, 2014 and December 31, 2013, there were 16,514 limited partnership interests outstanding.

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

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,514 and 16,568 for the three months ended March 31, 2014 and 2013, respectively.

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

At March 31, 2014 and December 31, 2013, the Partnership held variable interests in one VIE, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

•

the general partner conducts and manages the business of the Local Limited Partnership;

•

the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnership's underlying real estate properties;

•

the general partner is responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnership;

•

the general partner is obligated to fund any recourse obligations of the Local Limited Partnership;

•

the general partner is authorized to borrow funds on behalf of the Local Limited Partnership; and

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•

the Partnership, as a limited partner in the Local Limited Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnership that most significantly impact such entity's economic performance.

The VIE at March 31, 2014 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 126 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from the VIE, which were approximately $1,507,000 and $1,416,000 at March 31, 2014 and December 31, 2013, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

As of March 31, 2014 and December 31, 2013, the Partnership held limited partnership interests in one Local Limited Partnership. As of March 31, 2014 and December 31, 2013, the Local Limited Partnership owned a residential low-income rental project consisting of 126 apartment units. The Local Limited Partnership may be encumbered by mortgage notes payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its respective ownership percentages (90%). Distributions of surplus cash from operations from the Local Limited Partnership is restricted by the Local Limited Partnership's Regulatory Agreement with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership's partnership agreement. The agreement limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership is accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. An operating distribution of approximately $4,000 was received from one Local Limited Partnership, Oakridge Park II, during the three months ended March 31, 2013.

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS (continued)

In September 2013, the Partnership assigned its limited partnership interest in Oakridge Park II to an affiliate of the Operating General Partner for a total of $13,200. This amount was recognized as a gain on sale of Local Limited Partnerships for the three months ended March 31, 2014 as the partnership had no investment balance remaining in Oakridge Park II at the date of the assignment.

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

As of March 31, 2014 and December 31, 2013, the Partnership had an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Limited Partnerships during the three months ended March 31, 2013. As of March 31, 2014, the Partnership advanced approximately $11,000 to Park Place Limited Partnership for repairs and capital items. While not obligated to make advances to the Local Limited Partnerships, the Partnership made this advance to protect its economic investment in the Local Limited Partnership.

The following is a summary of the investments in the Local Limited Partnerships for the three months ended March 31, 2014 (in thousands):

Balance, beginning of period	$ 1,416
Equity in income of Local Limited Partnership	82
Advance	11
Amortization of acquisition costs	(2)
Balance, end of period	$ 1,507

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2014 and 2013 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2014	2013

Revenues
Rental and other	$ 415	$ 407

Expenses
Operating expenses	207	190
Financial expenses	54	46
Depreciation and amortization	61	60
Total expenses	322	296

Income from continuing operations	$ 93	$ 111

The combined results of operations for the three months ended and 2013 exclude the operations of Kentucky Manor, Crockett Manor, Oakridge Park II and Hummelstown due to their sale in 2013.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $9,000 and $17,000 for the three months ended March 31, 2014 and 2013, respectively.

In addition to being the General Partner, an affiliate of NAPICO is the general partner for the remaining Local Limited Partnership.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. At March 31, 2014, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

NOTE 5 - CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Subsequent Event

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

Liquidity and Capital Resources

The properties in which the Partnership has invested, through its investments in the Local Limited Partnership, receive one or more forms of assistance from the Federal Government.  As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

The Partnership's primary source of funds includes distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. No distributions to partners were made during the three months ended March 31, 2014 or 2013.

Distributions received from the Local Limited Partnership are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. No operating distributions were received from the Local Limited Partnership during the three months ended March 31, 2014. An operating distribution of approximately $4,000 was received from one Local Limited Partnership, Oakridge Park II, during the three months ended March 31, 2013.

As of March 31, 2014, the Partnership had cash and cash equivalents of approximately $966,000, compared with approximately $1,062,000 at December 31, 2013. All of this cash is on deposit with a financial institution. The decrease of approximately $96,000 is due primarily to operating expenses.

In September 2013, the Partnership assigned its limited partnership interest in Oakridge Park II to an affiliate of the Operating General Partner for a total of $13,200. This amount was recognized as a gain on sale of Local Limited Partnerships for the three months ended March 31, 2014 as the partnership had no investment balance remaining in Oakridge Park II at the date of the assignment.

In November 2013, Crockett Manor sold its investment property for net proceeds of approximately $40,000.

In December 2013, the Partnership assigned its limited partnership interest in Hummelstown for approximately $190,000 and Kentucky Manor for approximately $25,000.

Results of Operations

At March 31, 2014, the Partnership had investments in one Local Limited Partnership, which owns one housing project, that was substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. During the three months ended March 31, 2014 and 2013, the Partnership recognized equity in income and amortization of acquisition costs of approximately $80,000 and $98,000, respectively, from one Local Limited Partnership.

The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnership for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Limited Partnerships during the three months ended March 31, 2013.  As of March 31, 2014, the Partnership advanced approximately $11,000 to Park Place Limited Partnership for repairs and capital items. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance to protect its economic investment in the Local Limited Partnership.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $9,000 and $17,000 for the three months ended March 31, 2014 and 2013, respectively.  The decrease in management fees is due to the sales of Crockett Manor and Kentucky Manor in 2013.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $36,000 and $24,000 for the three months ended March 31, 2014 and 2013, respectively. The increase in legal and accounting fees is primarily due to a decrease in audit and tax related expense partially offset by an increase in legal fees associated with the disposition of the partnership's Local Limited Partnership interests.

General and administrative expenses were approximately $8,000 and less than $1,000 for the three months ended March 31, 2014 and 2013, respectively.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in the Local Limited Partnership. For the three months ended March 31, 2014 and 2013, the expense was approximately $31,000 and $42,000, respectively. The decrease in tax expense is due to a decrease in the portion of the New Jersey tax that is based on the apportionment of income.

The Partnership, as a limited partner in the Local Limited Partnership in which it has invested, is subject to the risks incident to the construction, management and ownership of improved real estate.  The Partnership’s investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn could substantially increase the risk of operating losses for the projects.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in the unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 90%. However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to the unconsolidated Local Limited Partnership is limited to the recorded investments in and receivables from the Local Limited Partnership.  See “Note 2 – Investments in and Advances to Local Limited Partnership” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investment in the unconsolidated Local Limited Partnership.

Other

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at March 31, 2014. It is possible that Bethesda Holdings II, LLC (“Bethesda”) or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 879.5 Units or 1,759 limited partnership interests in the Partnership representing 10.65% of the outstanding limited partnership interests in the Partnership as of March 31, 2014.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At March 31, 2014 and December 31, 2013, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

•

the general partner conducts and manages the business of the Local Limited Partnership;

•

the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnership's underlying real estate properties;

•

the general partner is responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnership;

•

the general partner is obligated to fund any recourse obligations of the Local Limited Partnership;

•

the general partner is authorized to borrow funds on behalf of the Local Limited Partnership; and

•

the Partnership, as a limited partner in the Local Limited Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnership that most significantly impact such entity’s economic performance.

The VIE at March 31, 2014 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 126 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from the VIE, which were approximately $1,507,000 and $1,416,000 at March 31, 2014 and December 31, 2013, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its ownership percentage (90%). Distributions of surplus cash from operations from the Local Limited Partnership is restricted by the Local Limited Partnership's Regulatory Agreement with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership's partnership agreement. The agreement limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments, LLC
General Partner

Date: May 15, 2014	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: May 15, 2014	By: /s/Joseph Dryden
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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.