Form 10-Q
period 2014-06-30
REAL ESTATE ASSOCIATES LTD VI
filed 2014-08-14
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Investments in and advances to Local Limited
Partnerships	$ 1,039	$ 1,416
Cash and cash equivalents	490	1,062
Receivables – limited partners	439	348
Total assets	$ 1,968	$ 2,826

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 14	$ 26
Due to Affiliates	21	--
Taxes payable	2	63
Total liabilities	37	89

Partners' capital (deficiency)
General partners	(332)	(324)
Limited partners	2,263	3,061
Total partners’ capital (deficiency)	1,931	2,737
Total liabilities and partners' capital
(deficiency)	$ 1,968	$ 2,826

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees - General Partner	9	17	18	34
Legal and accounting	32	17	69	41
Tax expense	134	33	166	75
General and administrative	14	9	21	9
Total operating expenses	189	76	274	159
Loss from partnership operations	(189)	(76)	(274)	(159)

Distributions from Local Limited
Partnerships recognized as income	--	--	--	4
Advances to Local Limited Partnerships
recognized as (expense)	(232)	--	(259)	--
Impairment loss of investments
in Local Limited Partnership	(434)	--	(434)	--
Equity in income (loss) of Local Limited
Partnership and amortization of
acquisition costs	80	106	161	204

Net income (loss)	$ (775)	$ 30	$ (806)	$ 49

Net income (loss) allocated to
general partners (1%)	$ (8)	$ --	$ (8)	$ --

Net income (loss) allocated to limited partners (99%)
partners (99%)	$ (767)	$ 30	$ (798)	$ 49

Net income (loss) per limited partnership
interest	$ (46.45)	$ 1.81	$ (48.32)	$ 2.96

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency), December 31, 2013	$ (324)	$ 3,061	$ 2,737

Net loss for the six months ended June 30, 2014	(8)	(798)	(806)

Partners' capital (deficiency), June 30, 2014	$ (332)	$ 2,263	$ 1,931

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2014	2013	2013

Cash flows from operating activities:
Net income (loss)	$ (806)		$ 49
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Local Limited Partnership and amortization of acquisition costs	(161)		(204)
Impairment loss	434		--
Advances to Local Limited Partnerships recognized as expense	259		--
Distributions from Local Limited Partnership properties recognized as income	--		(4)
Change in accounts:
Receivables	(91)		(32)
Taxes payable	(61)		(102)
Accounts payable and accrued expenses	(12)		(109)
Accrued fees due to General Partner	--		6
Net cash used in operating activities	(438)		(396)
Cash flows from investing activities:
Advances to Local Limited Partnerships	(155)		(88)
Distributions from Local Limited Partnership properties	--		4
Due to Affiliates	21		--
Net cash used in by investing activities	(134)		(84)

Net decrease in cash and cash equivalents	(572)		(480)
Cash and cash equivalents, beginning of period	1,062		1,473
Cash and cash equivalents, end of period	$ 490		$ 993

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

At June 30, 2014 and December 31, 2013, there were 16,514 limited partnership interests outstanding.

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,514 and 16,568 for the six months ended June 30, 2014 and 2013, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

At June 30, 2014 and December 31, 2013, the Partnership held variable interests in one VIE, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at June 30, 2014 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 126 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from the VIE, which were approximately $1,039,000 and $1,416,000 at June 30, 2014 and December 31, 2013, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

As of June 30, 2014 and December 31, 2013, the Partnership held limited partnership interests in one Local Limited Partnership. As of June 30, 2014 and December 31, 2013, the Local Limited Partnership owned a residential low-income rental project consisting of 126 apartment units. The Local Limited Partnership may be encumbered by mortgage notes payable to or insured by various governmental agencies.

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

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In September 2013, the Partnership assigned its limited partnership interest in Oakridge Park II to an affiliate of the Operating General Partner for a total of $13,200. This amount was recognized as a gain on sale of Local Limited Partnerships as the partnership had no investment balance remaining in Oakridge Park II at the date of the assignment.

In November 2013, Crockett Manor sold its investment property for net proceeds of approximately $40,000.

In December 2013, the Partnership assigned its limited partnership interest in Hummelstown for approximately $190,000 and Kentucky Manor for approximately $25,000.

The Partnership reviews its investment in Local Limited Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During the six months ended June 30, 2014, the Partnership recognized impairment charges of approximately $434,000 with respect to its investment in the Local Limited Partnership. On June 11, 2014, the Partnership entered into an agreement to assign 100% of its interests in Park Place Associates to the local general partner in exchange for a payment of $900,000. In addition, the Partnership is receiving repayment of advances of approximately $139,000. The assignment transaction is expected to close in 2014. Based on the agreement, the Partnership expensed approximately $100,000 in advances which were included in the investment balance at December 31, 2013 that will not be repaid and recognized an impairment charge of approximately $434,000 during the six months ended June 30, 2014.

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

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. Advances from the Partnership to the Local Limited Partnership during the six months ended June 30, 2014, and June 30, 2013, was approximately $84,000 and $88,000 which was utilized to make repairs and make state withholding payments. In addition, the partnership made advances of approximately $71,000 to Local Limited Partnerships that sold their interest in 2013 for wind-up expenses. The expenses were recorded as expense. While not obligated to make advances to the Local Limited Partnerships, the Partnership made this advance to protect its economic investment in the Local Limited Partnership.

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the investments in the Local Limited Partnerships for the six months ended June 30, 2014 (in thousands):

Balance, beginning of period	$ 1,416
Equity in income of Local Limited Partnership	161
Impairment	(434)
Advance recognized as expense	(100)
Amortization of acquisition costs	(4)
Balance, end of period	$ 1,039

The following are unaudited condensed combined estimated statements of operations for the six months ended June 30, 2014 and 2013 of Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Revenues
Rental and other	$ 412	$ 411	$ 826	$ 818

Expenses
Operating expenses	208	190	415	380
Financial expenses	54	46	109	92
Depreciation and amortization	61	59	122	119
Total expenses	323	295	646	591

Income (loss) from
continuing operations	$ 89	$ 116	$ 180	$ 227

The combined results of operations for the three and six months ended June 30, 2013 exclude the operations of Kentucky Manor, Crockett Manor, Oakridge Park II and Hummelstown due to their sale in 2013.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $18,000 and $34,000 for the six months ended June 30, 2014 and 2013, respectively.

In addition to being the General Partner, an affiliate of NAPICO is the general partner for the remaining Local Limited Partnership.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. At June 30, 2014, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

NOTE 5 - CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership's primary source of funds includes distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. No distributions to partners were made during the six months ended June 30, 2014 or 2013.

Distributions received from the Local Limited Partnership are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. No operating distributions were received from the Local Limited Partnership during the six months ended June 30, 2014. An operating distribution of approximately $4,000 was received from one Local Limited Partnership, Oakridge Park II, during the six months ended June 30, 2013.

As of June 30, 2014, the Partnership had cash and cash equivalents of approximately $490,000, compared with approximately $1,062,000 at December 31, 2013. All of this cash is on deposit with a financial institution. The decrease of approximately $572,000 is due primarily to advances, operating expenses and state withholding.

Results of Operations

At June 30, 2014, the Partnership had investments in one Local Limited Partnership, which owns one housing project, that was substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local

Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. During the six months ended June 30, 2014 and 2013, the Partnership recognized equity in income and amortization of acquisition costs of approximately $161,000 and $204,000, respectively, from one Local Limited Partnership.

The Partnership still has an investment balance in Park Place Limited Partnership.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnership for which the investment has been reduced to zero are charged to expense. Advances from the Partnership to the Local Limited Partnership during the six months ended June 30, 2014, and June 30, 2013, was approximately $84,000 and $88,000 which was utilized to make repairs and make state withholding payments. In addition, the partnership made advances of approximately $71,000 to Local Limited Partnerships that sold their interest in 2013 for wind-up expenses. The expenses were recorded as expense. While not obligated to make advances to the Local Limited Partnerships, the Partnership made this advance to protect its economic investment in the Local Limited Partnership.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $9,000 and $17,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $18,000 and $34,000 for the six months ended June 30, 2014 and 2013, respectively.  The decrease in management fees is due to the sales of Crockett Manor, Oakridge Park I and Kentucky Manor in 2013.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $32,000 and $17,000 for the three months ended June 30, 2014 and 2013, respectively and approximately $69,000 and $41,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in legal and accounting fees is primarily due to a decrease in audit and tax related expense partially offset by an increase in legal fees associated with the partnership's Local Limited Partnership interests.

General and administrative expenses were approximately $14,000 and $9,000 for the three months ended June 30, 2014 and 2013 and approximately  $21,000 and $9,000 for the six months ended June 30, 2014 and 2013, respectively. The increase is due to an increase in investor relations fees due to a change in transfer agents in 2014.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in the Local Limited Partnership. For the three months ended June 30, 2014 and 2013, the expense was approximately $134,000 and $33,000, respectively. For the six months ended June 30, 2014 and 2013, the expense was approximately $166,000 and $75,000, respectively. The increase in tax expense is due to an increase in the portion of the New Jersey tax that is based on the apportionment of income.

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

Other

Bethesda Holdings II, LLC ("Bethesda") and its affiliates owned 7 units or 14 limited partnership interests in the Partnership representing 0.08% of the outstanding limited partnership interests in the Partnership at June 30, 2014. It is possible that Bethesda Holdings II, LLC (“Bethesda”) or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests. Additionally, Bethesda has entered into a management agreement with a holder of 879.5 Units or 1,759 limited partnership interests in the Partnership representing 10.65% of the outstanding limited partnership interests in the Partnership as of June 30, 2014. Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At June 30, 2014 and December 31, 2013, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at June 30, 2014 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 126 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from the VIE, which were approximately $1,039,000 and $1,416,000 at June 30, 2014 and December 31, 2013, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

On June 11, 2014, the Partnership entered into an agreement to assign 100% of its interests in Park Place Associates to the local general partner in exchange for a payment of $900,000. In addition, the Partnership is receiving repayment of advances of approximately $139,000. The assignment transaction is expected to close in 2014. Based on the agreement, the Partnership expensed approximately $100,000 in advances which were included in the investment balance at December 31, 2013 that will not be repaid and recognized an impairment charge of approximately $434,000 during the six months ended June 30, 2014.

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

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and VP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and VP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and chief financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments, LLC
General Partner

Date: August 14, 2014	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: August 14, 2014	By: /s/Joseph Dryden
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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VI’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.