Form 10-Q
period 2014-09-30
REAL ESTATE ASSOCIATES LTD VI
filed 2014-11-14
CIK 715578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VI

BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Investments in and advances to Local Limited
Partnerships	$ --	$ 1,416
Cash and cash equivalents	1,472	1,062
Receivables – limited partners	439	348
Total assets	$ 1,911	$ 2,826

Liabilities and Partners’ Capital (Deficiency)

Liabilities:
Accounts payable and accrued expenses	$ 38	$ 26
Taxes payable	65	63
Total liabilities	103	89

Partners' capital (deficiency)
General partners	(333)	(324)
Limited partners	2,141	3,061
Total partners’ capital (deficiency)	1,808	2,737

Total liabilities and partners' capital (deficiency)	$ 1,911	$ 2,826

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees - General Partner	9	17	27	51
Legal and accounting	26	12	94	53
Tax expense	79	31	245	106
General and administrative	9	8	31	17
Total operating expenses	123	68	397	227
Loss from partnership operations	(123)	(68)	(397)	(227)

Distributions from Local Limited Partnerships recognized as income	--	--	--	4
Advances to Local Limited Partnerships recognized as (expense)	--	--	(259)	--
Impairment loss of investments in Local Limited Partnership	--	--	(434)	--
Equity in income (loss) of Local Limited Partnership and amortization of acquisition costs	--	86	161	290
Gain on sale of interest in Local Limited Partnerships	--	13	--	13
Net income (loss)	$ (123)	$ 31	$ (929)	$ 80

Net income (loss) allocated to general partners (1%)	$ (1)	$ --	$ (9)	$ 1

Net income (loss) allocated to limited partners (99%)	$ (122)	$ 31	$ (920)	$ 79

Net income (loss) per limited partnership interest	$ (7.39)	$ 1.85	$ (55.71)	$ 4.78

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency), December 31, 2013	$ (324)	$ 3,061	$ 2,737
Net loss for the nine months ended September 30, 2014	(9)	(920)	(929)
Partners' capital (deficiency), September 30, 2014	$ (333)	$ 2,141	$ 1,808

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED VI

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$ (929)	$ 80
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Local Limited Partnership and amortization of acquisition costs	(161)	(290)
Impairment loss	434	--
Advances to Local Limited Partnerships recognized as expense	259	--
Gain on sale of interests in Local Limited Partnerships	--	(13)
Distributions from Local Limited Partnership properties Recognized as income	--	(4)
Change in accounts:
Receivables	(91)	(37)
Taxes payable	2	(102)
Accounts payable and accrued expenses	(27)	(76)
Net cash used in operating activities	(513)	(442)

Cash Flows From Investing Activities:
(Advances to) Repayment of Local Limited Partnerships	--	(237)
Distributions from Local Limited Partnership properties	--	4
Proceeds from sale of interests in Local Limited Partnerships	900	13
Net cash provided (used) in by investing activities	900	(220)

Cash Flows From Financing Activities:
Advances from affiliate	23	12
Net cash provided by (used in) financing activities	23	12

Net decrease in cash and cash equivalents	410	(650)
Cash and cash equivalents, beginning of period	1,062	1,473
Cash and cash equivalents, end of period	$ 1,472	$ 823

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

At September 30, 2014 and December 31, 2013, there were 16,514 limited partnership interests outstanding.

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

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 16,514 and 16,568 for the nine months ended September 30, 2014 and 2013, respectively.

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

At September 30, 2014 and December 31, 2013, the Partnership held variable interests in zero and one VIE, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at December 31, 2013 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 126 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from the VIE, which were approximately $0 and $1,416,000 at September 30, 2014 and December 31, 2013, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

As of September 30, 2014 and December 31, 2013, the Partnership held limited partnership interests in zero and one Local Limited Partnership. As of December 31, 2013, the Local Limited Partnership owned a residential low-income rental project consisting of 126 apartment units. The Local Limited Partnership may be encumbered by mortgage notes payable to or insured by various governmental agencies.

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

On September 29, 2014, the Partnership assigned 100% of its interests in Park Place Associates to the local general partner in exchange for a payment of $900,000. In addition, the Partnership received repayment of advances of approximately $139,000. Based on the assignment agreement, the Partnership expensed approximately $100,000 in advances which were included in the investment balance that will not be repaid and recognized an impairment charge of approximately $434,000 during the nine months ended September 30, 2014.

The Partnership reviews its investment in Local Limited Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During the nine months ended September 30, 2014, the Partnership recognized impairment charges of approximately $434,000 with respect to its investment in the Local Limited Partnership.

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

REAL ESTATE ASSOCIATES LIMITED VI

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS (continued)

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. Advances from the Partnership to the Local Limited Partnership during the nine months ended September 30, 2014, was approximately $155,000 of which $71,000 was advanced to Crockett Manor for wind up expenses and $84,000 to Park Place for non-resident withholding taxes and repairs. During the nine months ended September 30, 2013, the Partnership advanced approximately $237,000 to Park Place Limited Partnership of which $139,000 was to restore a letter of credit, $58,000 was for non-resident withholding taxes and $40,000 was for REAC inspection related cost and $88,000 which was utilized to make repairs and make state withholding payments. The advances were recorded as expense. While not obligated to make advances to the Local Limited Partnerships, the Partnership made this advance to protect its economic investment in the Local Limited Partnership.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The fee was approximately $27,000 and $51,000 for the nine months ended September 30, 2014 and 2013, respectively.

In addition to being the General Partner, an affiliate of NAPICO is the general partner for the remaining Local Limited Partnership.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. At September 30, 2014, the carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership's primary source of funds includes distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. No distributions to partners were made during the nine months ended September 30, 2014 or 2013.

Distributions received from the Local Limited Partnership are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. No operating distributions were received from the Local Limited Partnership during the nine months ended September 30, 2014. An operating distribution of approximately $4,000 was received from one Local Limited Partnership, Oakridge Park II, during the nine months ended September 30, 2013.

As of September 30, 2014, the Partnership had cash and cash equivalents of approximately $1,472,000, compared with approximately $1,062,000 at December 31, 2013. All of this cash is on deposit with a financial institution. The net increase of approximately $410,000 is due to sale of partnership interest with a decrease due primarily to advances, operating expenses and state withholding.

Results of Operations

At September 30, 2014 and December 31, 2013, the Partnership had investments in zero and one Local Limited Partnership, which owns one housing project, that was substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. During the nine months ended September 30, 2014 and 2013, the Partnership recognized equity in income and amortization of acquisition costs of approximately $161,000 and $290,000, respectively, from one Local Limited Partnership.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the Local Limited Partnership. Advances made to Local Limited Partnership for which the investment has been reduced to zero are charged to expense. Advances from the Partnership to the Local Limited Partnership during the nine months ended September 30, 2014, and September 30, 2013, was approximately $155,000 and $237,000 which was utilized to make repairs and make state withholding payments. In addition, the partnership made advances of approximately $71,000 to Local Limited Partnerships that sold their interest in 2013 for wind-up expenses. The expenses were recorded as expense. While not obligated to make advances to the Local Limited Partnerships, the Partnership made this advance to protect its economic investment in the Local Limited Partnership.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.5 percent of the Partnership's original remaining invested assets at the beginning of the year. The management fee is paid to the General Partner for its continuing management of the Partnership’s affairs. Management fees were approximately $9,000 and $17,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $27,000 and $51,000 for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in management fees is due to the sales of Crockett Manor, Oakridge Park I and Kentucky Manor in 2013.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $26,000 and $12,000 for the three months ended September 30, 2014 and 2013, respectively and approximately $94,000 and $53,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in legal and accounting fees is primarily due to an increase in legal fees associated with the sale of the partnership's Local Limited Partnership interests in Park Place.

General and administrative expenses were approximately $9,000 and $8,000 for the three months ended September 30, 2014 and 2013 and approximately $31,000 and $17,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase is due to an increase in investor relations fees due to a change in transfer agents in 2014.

The Partnership incurs expense for a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in the Local Limited Partnership. For the three months ended September 30, 2014 and 2013, the expense was approximately $79,000 and $31,000, respectively. For the nine months ended September 30, 2014 and 2013, the expense was approximately $245,000 and $106,000, respectively. The increase in tax expense is due to an increase in the portion of the New Jersey tax that is based on the apportionment of income.

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

Other

Bethesda Holdings II, LLC ("Bethesda") and its affiliates owned 25 units or 50 limited partnership interests in the Partnership representing 0.30% of the outstanding limited partnership interests in the Partnership at September 30, 2014. It is possible that Bethesda Holdings II, LLC (“Bethesda”) or its affiliates will acquire additional limited partnership interests in the

Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests. Additionally, Bethesda has entered into a management agreement with a holder of 879.5 Units or 1,759 limited partnership interests in the Partnership representing 10.65% of the outstanding limited partnership interests in the Partnership as of September 30, 2014. Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At September 30, 2014 and December 31, 2013, the Partnership held variable interests in zero and one VIE for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at December 31, 2013 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 126 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from the VIE, which were approximately $0 and $1,416,000 at September 30, 2014 and December 31, 2013, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

In September 2013, the Partnership assigned its limited partnership interest in Oakridge Park II to an affiliate of the Operating General Partner for a total of $13,200. This amount was recognized as a gain on sale of Local Limited Partnerships for the nine months ended September 30, 2014 as the partnership had no investment balance remaining in Oakridge Park II at the date of the assignment.

In November 2013, Crockett Manor sold its investment property for net proceeds of approximately $40,000.

In December 2013, the Partnership assigned its limited partnership interest in Hummelstown for approximately $190,000 and Kentucky Manor for approximately $25,000.

On September 29, 2014, the Partnership assigned 100% of its interests in Park Place Associates to the local general partner in exchange for a payment of $900,000. In addition, the Partnership received repayment of advances of approximately $139,000. Based on the assignment agreement, the Partnership expensed approximately $100,000 in advances which were included in the investment balance that will not be repaid and recognized an impairment charge of approximately $434,000 during the nine months ended September 30, 2014.

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

REAL ESTATE ASSOCIATES LIMITED VI

By: National Partnership Investments, LLC
General Partner

Date: November 14, 2014	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: November 14, 2014	By: /s/Joseph Dryden
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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.